Form 10KSB/A
period 1995-11-30
TELESOFT CORP
filed 1996-06-19
CIK 944142

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	FORM 10-KSB/A

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1995	Commission File No. 1-13830


	TELESOFT CORP.
	(Exact name of Registrant as specified in its charter)
	Arizona	86-0431009
	(State of Incorporation)	(IRS Employer Identification No.)

	3216 North Third Street
	Phoenix, Arizona	85012
	(Address of principal executive offices)	(Zip Code)

	Registrant's telephone number, including area code: (602) 265-6311

	Securities registered pursuant to Section 12(b) of the Act:

	Title of Class	Name of each exchange on which registered

	Common Stock, No Par Value	Pacific Stock Exchange, Inc.



Securities registered pursuant to Section 12(g) of the Act :   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	YES      X       NO

Check if there is no disclosure of delinquent filings in this Form and no disclosure will be contained in the definitive Proxy Statement incorporated by
reference in Part III of this Form 10-KSB.       X

Issuer's revenues for its fiscal year:  $19,576,905

As of June 14, 1996, the number of shares of Common Stock outstanding was 3,787,500 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $8,943,750.

	Documents Incorporated By Reference



Exhibit Index		Page 10



		PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.

	The following sets forth certain information with respect to directors and executive officers of the Company with the year in which each director's term expires in parentheses.


Position With
       Name        		Age  	          Company and
						Tenure

Joseph W. Zerbib		  60	    President and Director since 1982.  (1996)

Thierry E. Zerbib		 34    Vice President Software/	Systems, Secretary and
                             Director since 1982.  (1996)

Brian H. Loeb			    34 	  Vice President- Marketing/Sales and Operations
                          	and Director since 1992.  (1996)

Michael F. Zerbib	  29	  Vice President - Finance,	Treasurer and Director
                           since 1990.  (1996)

Cecile Silverman 	  71	  Director since 1995.  (1996)

Kalvan Swanky   		  32	  Director since 1995.  (1996)



	Directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified or until their prior resignation. The terms of the executive officers are continuous, subject to the authority of the Company's Board of Directors.

	Joseph W. Zerbib was born in Algeria and has lived in the Middle East, Europe and the United States. From 1982 to the present, Mr. Zerbib has been the President of the Company. He concentrates on strategic planning and financial, accounting and human resources management. From 1975 to 1982 Mr. Zerbib managed a large supermarket chain in Israel. From 1960 to 1975 Mr. Zerbib owned and managed a full service drug store and blood analysis laboratory in Paris, France. Mr. Zerbib is the treasurer, principal shareholder and a director of International FiberCom, Inc. ("IFC"), a publicly held company traded on the Nasdaq Small-Cap Market. Mr. Zerbib estimates that the time required for his management duties at IFC are not substantial and will not adversely impact on the management time required for the Company.

	Thierry E. Zerbib has been with the Company since 1982. His responsibilities include day-to-day supervision of software/hardware customer service, system configuration, system implementation, research and development, and quality control. He holds dual degrees in computer science and math from the University of Tel Aviv, Israel.

	Brian H. Loeb has been with the Company since 1982. His responsibilities include day to day supervision of sales, marketing, customer service, and service bureau implementation.

	Michael F. Zerbib has been with the Company since 1990 with main emphasis on service bureau sales and financial reporting. He holds a Bachelor of Science degree in finance and a Master degree in taxation and financial accounting from Arizona State University. Mr. Zerbib also holds a certification from the Arizona State Board of Accountancy.

	Cecile Silverman is a certified public accountant employed by the firm of Schwartz, Cohen & Co. She was a partner/shareholder of such firm from 1975 to 1989 and is now employed with the firm on a part-time basis. Ms. Silverman specializes in tax planning for corporations and individuals, as well as representing clients before various governmental agencies. She graduated from Syracuse University with a degree in public accounting.

	Kalvan Swanky has been employed for the past ten years by Storage Technology Corporation, which develops, manufacturers and distributes computer memory devices. Mr. Swanky has held a number of positions with Storage Technology, most recently as Direct Sales Manager for Arizona and Nevada. He received a Bachelor of Science degree from the University of Colorado.

	Joseph W. Zerbib is the father of Thierry E. Zerbib and
Michael F. Zerbib and the father-in-law of Brian H. Loeb.
Accordingly, Thierry E. Zerbib and Michael F. Zerbib are brothers and Brian H. Loeb is the brother-in-law of Thierry and Michael
Zerbib.

Business of the Board of Directors

	During the fiscal year ended November 30, 1995, the Company's board of directors held one meeting. All directors attended this meeting, except Mr. Swanky.

Compensation and Audit Committees

	The Board of Directors appointed Cecile Silverman and Kalvan Swanky to the Compensation and Audit Committees of the Board of Directors in June 1995 and continue to serve in such capacity. Such persons are not officers or employees of the Company and thus are Independent Directors. Such individuals will not have any contractual or other relationships with the Company during the present fiscal year, except as directors and except that Ms. Silverman's accounting firm provides tax advisory services to the Company.

	Audit Committee. The functions of the Audit Committee are to receive reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required; annually review and examine those matters that relate to a financial and performance audit of the Company's employee plans; recommend to the Company's board of directors the selection, retention and termination of the Company's independent accountants; review the professional services, proposed fees and independence of such accountants; and provide for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee held one meeting during the fiscal year ended November 30, 1995. See "Compensation Committee Interlocks and Insider Participation" in the following section.

	Compensation Committee. The functions of the Compensation Committee are to review annually the performance of the chairman and president and of the other principal officers whose compensation is subject to the review and recommendation by the Committee to the Company's board of directors. Additionally, the Compensation Committee is to review compensation of outside directors for service on the Company's board of directors and for service on committees of the Company's board of directors, and to review the level and extent of applicable benefits provided by the Company with respect to automobiles, travel, insurance, health and medical coverage, stock options and other stock plans and benefits. The Compensation Committee did not meet during the fiscal year ended November 30, 1995. See "Compensation Committee
Interlocks and Insider Participation" in the following section.

	The Compensation Committee has adopted a policy that the Company should be competitive in total compensation and include as a part of total compensation opportunities for equity ownership and utilize incentives that offer competitive compensation. Pursuant to these policies, the Compensation Committee has instructed the Company's agents to obtain more specific information regarding the Company's competitors and the industry generally, with respect to compensation and options.
 It is anticipated that the Compensation Committee will review these materials and make recommendations in fiscal 1996 to the Board of Directors regarding executive compensation.



Compensation Committee Interlocks and Insider Participation

	Cecile Silverman and Kalvan Swanky serve as members of the Compensation Committee. They were appointed in June 1995 and continue to serve in such capacity. These persons are disinterested directors for purposes of administering the 1995
Incentive Stock Option Plan under SEC Rule 16(b)(3) and will administer the 1996 Incentive Stock Option Plan proposed for adoption at the 1996 Annual Meeting of Shareholders.

Director Compensation

	Directors receive no compensation for their services as members of the Board of Directors. The Company may reimburse the independent directors for their reasonable out-of-pocket expenses in connection with their attendance at meetings. The Company may issue stock options or pay other compensation to Ms. Silverman and Mr. Swanky in the future.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

	The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals and group for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 1995 and 1994.


                                              Long Term Compensation <F1>
                         Annual Compensation  Awards               Payouts
                         -------------------  ------------------   --------
                                        Other                               All
                                        Annual  Restricted                   Other
Name and                                Compen-  Stock      Options   LTIP   Compen-
Principal Position Year  Salary Bonus   sation   Awards     SARS<F3>  Payouts  sation
- ------------------ ---- ------- -----   ------   ---------  --------  ------  ------

Joseph W. Zerbib	  1995 $120,000  0         0       0        41,000    0       0
President          1994 $144,000 $115,000

Thierry E. Zerbib  1995 $120,000   0        0       0        41,000    0       0
Vice President -   1994 $144,000  $398,500
Software/Systems
and Secretary

Michael F. Zerbib	 1995 $120,000   0        0       0         41,000   0       0
Vice President -   1994 $144,000  $398,500
Finance and Treasurer

Brian H. Loeb	     1995 $120,000   0        0       0         41,000   0       0
Vice President -   1994 $144,000  $398,500
Marketing, Sales and
Operations

<F1>
See "Stock Options and Restricted Stock Plans" below for additional information on options which were granted to these four officers.

<F2>
The Company entered into one-year employment agreements with Joseph W. Zerbib, Thierry E. Zerbib, Brian H. Loeb and Michael F. Zerbib which provide for an annual salary of $96,000 each, effective July 1, 1995. The Compensation Committee, composed of Independent Directors, will determine future executive compensation. The Company's policy is to maximize the net income of the Company by providing performance incentives to management based on the performance of the Company.

<F3>
Does not include options granted to purchase 64,000 shares of Common Stock divided equally among such individuals under the 1996 Incentive Stock Option Plan, effective only upon approval of the 1996 Incentive Stock Option Plan by the shareholders at the 1996 Annual Meeting of Shareholders. See "Option Grants in 1995 Fiscal Year".

 Option Grants in 1995 Fiscal Year

 	The following executive officers were granted stock options by the Company in fiscal 1995 in recognition of their past contributions to the Company. In each case, the option price was in excess of the fair market value of the Common Stock on the date of grant.

                                    Percentage of Total
                  No. of              Shares for which
                Shares Underlying     Options Granted                     Expiration
Name             Options Granted        to Employees      Exercise Price    Date <F1>
- ---------------  ---------------        ------------       ------------     ---------

Joseph W. Zerbib     41,000                15.5               $6.60          9/27/00

Thierry E. Zerbib    41,000                15.5                6.60          9/27/00

Brian H. Loeb        41,000                15.5                6.60          9/27/00

Michael F.  Zerbib   41,000                15.5                6.60          9/27/00

<F1>
Options became exercisable September 28, 1995.

<F2>
Does not include options granted to purchase 64,000 shares of Common Stock divided equally among such individuals under the 1996 Incentive Stock Option Plan, effective only upon approval of the 1996 Incentive Stock Option Plan by the shareholders at the 1996 Annual Meeting of Shareholders. See "Option Grants in 1995 Fiscal Year" and "Approval of Adoption of 1996 Incentive Stock Option Plan and 1996 Restricted Stock Plan."

Option Exercises in 1995 Fiscal Year

 	There were no exercises of outstanding stock options in fiscal 1995.

 Stock Option and Restricted Stock Plans

 	1995 Incentive Stock Option Plan. The Board of Directors adopted the 1995 Incentive Stock Option Plan ("Plan") on
February 1, 1995. Under the Plan, 264,000 shares are reserved for issuance and all of such shares are now subject to options granted under the Plan. The Plan authorizes the Company to grant to key employees of the Company (i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock. Such Plan was approved by the stockholders at a Special Meeting of Stockholders which was held on February 1, 1995.

 	The objectives of the Plan are to provide incentives to key employees to achieve financial results aimed at increasing stockholder value and attracting talented individuals to the Company. The Compensation Committee to be formed by the Board of Directors and comprised of disinterested Directors will have the discretion to make awards of stock options. Although the Plan does not specify what portion of the shares may be awarded in the form of incentive stock options or non-statutory options, at the time of adoption it was anticipated that a substantially greater number of incentive stock options would be awarded under the Plan. The incentive stock options are qualified stock options under the Internal Revenue Code.
Further, the Plan is a stock option plan meeting the requirements of Rule 16b-3 promulgated under the Exchange Act. Persons eligible to participate in the Plan will be those employees of the Company whose performance, in the judgment of the Compensation Committee, can have significant effect on the success of the Company.

 	The Plan is administered by the Compensation
Committee, which has the authority to interpret its provisions, to establish and amend rules for its administration, to determine the types and amounts of awards to be made pursuant to the Plan, subject to the Plan's limitations, and to approve recommendations made by management of the Company as to who should receive awards.

 	Incentive stock options may be granted under the Plan for terms of up to ten years and at an exercise price at least equal to 100% of the fair market value of the Common Stock as of the date of grant, and 85% of the fair market value in the case of non-statutory options, except that incentive options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporation must have an exercise price at least equal to 110% of the fair market value of the Company's Common Stock on the date of grant. The aggregate fair market value, determined as of the time an incentive stock option is granted, of the Common Stock with respect to which incentive stock options are exercisable by an employee for the first time during any calendar year shall not exceed $100,000. There is no aggregate dollar limitation on the amount of non-statutory stock options which may be exercisable for the first time by an employee during any calendar year. Payment of the exercise price is to be in cash, although the Compensation Committee may, in its discretion, allow payment in the form of shares of the Company's Common Stock under certain circumstances. Any option granted under the Plan will expire at the time fixed by the Committee, which will not be more than ten years after the date it is granted. Any employee receiving a grant must remain continuously employed by the Company for a period of twelve months after the date of the grant, as a condition to the exercise of the option. The Compensation Committee may also specify when all or part of an option becomes exercisable, but in the absence of such specification, the option will ordinarily be exercisable in whole or part at any time during its term. In addition, optionees who are directors or executive officers of the Company may not exercise any portion of an option within six months of the date of grant. Subject to the foregoing, the Compensation Committee may accelerate the exercisability of any option in its discretion.

 	Options granted under the Plan are not assignable.
Options may be exercised only while the optionee is employed by the Company or within twelve months after termination by reason of death, within twelve months after the date of disability, or within ten days after termination for any other reason.

 	The Company may assist optionees in paying the exercise price of options granted under the Plan by either the extension of a loan by the Company for payment by the optionee of the exercise price in installments, or a guarantee by the Company of a loan obtained by the optionee from a third party. The terms of any loan, installment payments or guarantees, including the interest rate and terms of repayment and collateral requirements, if any, shall be determined by the Board of Directors in its sole discretion.

 	The Company issued options under the Plan to purchase 100,000 shares of Common Stock to certain key employees and options to purchase 164,000 shares to its four executive officers, Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian
H. Loeb in June 1995. Such options are exercisable commencing September 28, 1995 through September 27, 2000. The exercise price of the options granted to key employees is $6.00 per share. The exercise price of the options granted to the executive officers, is $6.60 per share. See "Principal Shareholders" and "Certain Relationships and Related Transactions."

 	1995 Restricted Stock Plan. The Board of Directors adopted the 1995 Restricted Stock Plan ("Restricted Stock Plan") on February 1, 1995. Such Plan was approved by the stockholders at a Special Meeting of Stockholders which was held on February 1, 1995. Under the Restricted Stock Plan, shares of Common Stock of the Company are reserved, in such amounts as determined by the Board of Directors, for issuance as part of the total shares reserved under the Plan described above. The Restricted Stock
Plan authorizes the grant of shares of Common Stock to key employees, consultants, researchers and to members of the Advisory Board. The Restricted Stock Plan is administered by the Board of Directors or a committee of the Board, which determines the persons to whom shares of Common Stock will be granted and the terms of such share grants.

 	No shares have been granted under the Restricted Stock Plan. The Company anticipates that shares will be granted under the Restricted Stock Plan by the Compensation Committee from time to time in the future depending upon the performance of the Company and availability of unreserved shares under the Plan and Restricted Stock Plan.

1996 Incentive Stock Option Plan. The Board of Directors adopted the 1996 Incentive Stock Option Plan ("1996 ISO Plan") on April 15, 1996. Under the 1996 ISO Plan 264,000 shares are reserved for issuance under terms and conditions substantially similar to the 1995 Incentive Stock Option Plan described above. The 1996 ISO Plan is subject to stockholder approval at the next annual meeting of stockholders.

1996 Restricted Stock Option Plan. The Board of Directors adopted the 1996 Restricted Stock Option Plan ("1996 Restricted Stock Plan") on APril 15, 1996. Under the 1996 Restricted Stock Plan, shares of common stock are reserved in such amounts as the Board of Directors determine is necessary for the requirements of teh 1996 Resricted Stock Plan. The terms and conditions of the 1996 Restricted Stock Plan are substantially similar to those of the 1995 Restricted Stock Option Plan described above.



 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

 	The following table sets forth information, as of June 14, 1996, with respect to the number of shares of Common Stock of the Company beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known by the Company to own more than 5% of the Company's
Common Stock. The Company has no other class of stock outstanding.


Name of Beneficial           Number of            Percent of Common
Owner and Address            Shares <F1><F2><F3>  Stock Owned<F1><F2>
- -------------------------   -------------------   -------------------

 Thierry E. Zerbib           618,500               16.2
 3216 North Third Street
 Phoenix, Arizona  85012

 Brian H. Loeb and           618,500               16.2
 Irene Loeb
 3216 North Third Street
 Phoenix, Arizona  85012

 Michael F. Zerbib           613,500               16.0
 3216 North Third Street
 Phoenix, Arizona  85012

 Joseph W. Zerbib           334,250                8.7
 3216 North Third Street
 Phoenix, Arizona  85012

 Nicolas Zerbib             293,750                7.7
 3216 North Third Street
 Phoenix, Arizona  85012

 Cecile Silverman             1,000                <F4>
 3216 North Third Street
 Phoenix, Arizona  85012

 Kalvan Swanky                1,000                <F4>
 4725 North 33rd Street
 Phoenix, Arizona  85018

 All directors and        2,480,500               64.8
 officers as a group
 (six persons)


<F1>
Includes 41,000 shares of Common Stock which are issuable upon exercise of stock options the Company granted to each of the following: Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian H. Loeb. The options were exercisable commencing September 28, 1995 through September 27, 2000 to purchase shares of Common Stock at a price of $6.60 per share. See "Option Grants in 1995 Fiscal Year" and "Stock Option and Restricted Stock Plans."

<F2>
Does not include options granted to purchase 64,000 shares of Common Stock divided equally among such individuals under the Plan, effective only upon approval of the Plan by the shareholders at the 1996 Annual Meeting of Shareholders. See "Option Grants in 1995 Fiscal Year".

<F3>
Includes 1,000 shares of Common Stock which are issuable upon exercise of stock options which the Company granted each to Cecile Silverman and Kalvan Swanky in April 1996. The options are exercisable at a price of $4.75 per share through April 15, 2001 and were not issued pursuant to any stock option plan of the Company.
<F4>
Less than 1%

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Certain Transactions

 	The Company leases 13,500 square feet of office space from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of the lease agreement were approximately $84,336 for fiscal 1995. The Company has leased this office in fiscal 1996 on a month-to-month basis at a rate of $7,028 per month. The
Company believes that the foregoing lease rate is no less favorable than it could obtain from an unaffiliated third party for comparable space.

 	The Board of Directors has adopted a policy that provides that all transactions between the Company and its executive officers, directors, employees and affiliates are subject to the approval of a majority of disinterested directors of the Board of Directors and will be on terms that are no less favorable to the Company than those that could be negotiated with unaffiliated parties.

 	The Company retired approximately $280,000 of debt which the Company owed to First Interstate Bank of Arizona out of a portion of the proceeds of its June 1995 initial public offering.
 Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian
H. Loeb had personally guaranteed payment of this obligation and therefore received a benefit to such extent upon the Company's payment of the loan.

 	The Company has entered into one-year employment agreements with Joseph W. Zerbib, Thierry E. Zerbib, Michael F.
Zerbib and Brian H. Loeb in their respective capacities.  See
"Executive Compensation - Employment Agreements."

 	The Company issued options to purchase a total of 164,000 shares of Common Stock to Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian H.
 Loeb in fiscal 1995 under the 1995 Incentive Stock Option Plan. Such options were divided equally among the four individuals. In April 1996 the Company also granted options under the Plan to purchase 64,000 shares of Common Stock to the same four individuals in equal proportions, such grants to be effective only upon approval of the Plan by the shareholders at the 1996 Annual Meeting of Shareholders. The options are exercisable at a price of $5.23 per share for a term of five years after their effective date. Finally, in April 1996 the Company granted options to Cecile Silverman and Kalvan
Swanky exercisable to purchase 1,000 shares of Common Stock at a price of $4.75 per share through April 15, 2001. See "Option
Grants in 1995 Fiscal Year," "Stock Option and Restricted Stock
Plans," and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

 Policy Regarding Transactions

 	Management believes that all of its existing transactions with affiliates are on terms no less favorable than could have been obtained from unaffiliated parties. The Board of Directors has adopted a policy that all future material transactions and loans between the Company and its executive officers, directors, employees and affiliates will be subject to the approval of the majority of independent and disinterested directors and that such transactions and loans, and any forgiveness of loans, will be on terms that are no less favorable to the Company than those that are generally available from unaffiliated third parties.


 	PART IV

 ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K.

 	(a)  Exhibits

 	The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K and paragraph (c) of this Item 14.



 	No.        Description                         Reference

 10.1       	1996 Incentive Stock Option Plan       *

 10.2      	 1996 Restricted  Stock Option Plan     *


 _____________________

 * Filed herewith

 	(b)  Current Reports on Form 8-K

 	The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1995.



 	SIGNATURES

 	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 					TELESOFT CORP.


 Dated:  June 18, 1996	By     /s/ Joseph W. Zerbib

 					    Joseph W. Zerbib,
 					    President and Principal
Executive Officer

 	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature and Title						        Date



    /s/ Joseph W. Zerbib    					June 18,
1996
 Joseph W. Zerbib,
 President, Principal Executive Officer and Director


    /s/ Thierry E. Zerbib						June 18, 1996
 Thierry E. Zerbib, Vice President - Software/Systems,
 Secretary and Director


    /s/ Brian H. Loeb						June 18, 1996
 Brian H. Loeb, Vice President - Marketing,
 Sales and Operations and Director


    /s/ Michael F. Zerbib						June 18, 1996
 Michael F. Zerbib, Vice President - Finance,
 Treasurer and Director


   /s/ Cecile Silverman						June 18, 1996
 Cecile Silverman, Director


   /s/ Kalvan Swankey						June 18, 1996
 Kalvan Swankey, Director


 	Exhibit 10.1







 	TELESOFT CORP.

	1996 INCENTIVE STOCK OPTION PLAN




1. 	Purposes of the Plan.  The purposes of this 1996
Incentive Stock Option Plan are to provide additional incentive to Employees of the Company to achieve financial results aimed at increasing stockholder value and to attract and retain the best available personnel for positions of responsibility within the Company through the grant of options to purchase shares of the Company's Common Stock.

 		Options granted hereunder may be either Incentive
Stock or Non-Statutory Stock Options, at the discretion of the Board. The type of options granted shall be reflected in the terms of written Stock Option agreements.

2. 	Definitions.  As used herein, the following
definitions shall apply:

(a) 	"Board" shall mean the Board of Directors
of the Company or, when appropriate, the Committee administering the Plan, if one has been appointed.

(b) 	"Code" shall mean the Internal Revenue
Code of 1986, as amended, and the rules and regulations promulgated thereunder.

(c) 	"Common Stock" shall mean the common
stock of the Company described in the Company's Articles of Incorporation, as amended.

(d) 	"Company" shall mean TELESOFT CORP.,
an Arizona corporation, and shall include any parent or subsidiary corporation of the Company as defined in Sections
425(e) and (f), respectively, of the Code.

(e) 	"Committee" shall mean the Committee
appointed by the Board in accordance with paragraph (a) of
Section 4 of the Plan, if one is appointed.

(f) 	"Employee" shall mean any person,
including salaried officers and directors, employed by the Company. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

(g) 	"Exchange Act" shall mean the Securities
Exchange Act of 1934, as amended.

(h) 	"Fair Market Value" shall mean, with respect
to the date a given Option is granted or exercised, the value of the Common Stock determined by the Board in such manner as it may deem equitable for Plan purposes but, in the case of an Incentive Stock Option, no less than is required by applicable laws or regulations; provided, however, that where there is a public market for the Common Stock, the Fair Market Value per Share shall be the mean of the bid and asked prices of the Common Stock on the date of grant, as reported in the Wall Street Journal, or, if not so reported, as otherwise reported in the National Association of Securities Dealers Automated Quotation System ("Nasdaq") or, in the event the Common Stock is listed on the New York Stock Exchange, the American Stock Exchange, the
Nasdaq National Market or the Nasdaq SmallCap Market, the
Fair Market Value per Share shall be the closing price on the relevant Nasdaq market or exchange on the date of grant of the Option, as reported in the Wall Street Journal.

(i) 	"Incentive Stock Option" shall mean an
Option which is intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.
(j)


(j) 	"Option" shall mean a stock option granted
under the Plan.

(k) 	"Optioned Stock" shall mean the Common
Stock subject to an Option.

(l) 	"Optionee" shall mean an Employee of the
Company who has been granted one or more Options.

(m) 	"Nonstatutory Stock Option" shall mean an
Option which is not an Incentive Stock Option.

(n) 	"Parent" shall mean a "parent corporation,"
whether now or hereafter existing, as defined in Section 425(e) of the Code.

(o) 	"Plan" shall mean this 1996 Incentive Stock
Option Plan.

(p) 	"Share" shall mean a share of the Common
Stock, as adjusted in accordance with Section 11 of the Plan.

(q) 	"Stock Option Agreement" shall mean the
written agreement between the Company and the Optionee relating to the grant of an Option.

(r) 	"Subsidiary" shall mean a "subsidiary
corporation," whether now or hereafter existing, as defined in
Section 425(f) of the Code.

(s) 	"Tax Date" shall mean the date an Optionee
is required to pay the Company an amount with respect to tax withholding obligations in connection with the exercise of an option.

3. 	Common Stock Subject to the Plan.  Subject to the
provisions of Section 11 of the Plan, the maximum aggregate number of shares which may be optioned and sold under the Plan is Two Hundred Sixty Thousand (260,000) Shares of Common Stock. The Shares may be authorized, but unissued, or previously issued Shares acquired by the Company and held in treasury.

 		If an Option should expire or become
unexercisable for any reason without having been exercised in full, the unpurchased Shares covered by such Option shall, unless the Plan shall have been terminated, be available for future grants of Options.

4. 	Administration of the Plan.

(a) 	Procedure.

(i) 	The Plan shall be administered by
the Board in accordance with Rule 16b-3 under the Exchange Act
("Rule 16b-3"); provided, however, that the Board may appoint a Committee to administer the Plan at any time or from time to time, and, provided further, that if the Board is not "disinterested" within the meaning of Rule 16b-3, the Plan shall be administered by a Committee in accordance with Rule 16b-3.

(ii) 	Once appointed, the Committee
shall continue to serve until otherwise directed by the Board. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause), appoint new members in substitution therefor, and fill vacancies however caused: provided, however, that at no time may any person serve on the Committee if that person's membership would cause the Committee not to satisfy the "disinterested administration" requirements of Rule 16b-3.

(b) 	Powers of the Board.  Subject to the
provisions of the Plan, the Board shall have the authority, in its discretion: (i) to grant Incentive Stock Options and Nonstatutory Stock Options; (ii) to determine, upon review of relevant information and in accordance with Section 2 of the Plan, the Fair Market Value of the Common Stock; (iii) to determine the exercise price per Share of Options to be granted, which exercise price shall be determined in accordance with Section 8(a) of the Plan;
(iv) to determine the Employees to whom, and the time or times at which, Options shall be granted and the number of Shares to be represented by each Option; (v) to interpret the Plan; (vi) to prescribe, amend and rescind rules and regulations relating to the Plan; (vii) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the Optionee thereof, modify or amend each Option; (viii) to accelerate or defer (with the consent of the Optionee) the exercise date of any Option; (ix) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Board; (x) to accept or reject the election made by an Optionee pursuant to Section 17 of the Plan; and (xi) to make all other determinations deemed necessary or advisable for the administration of the Plan.

(c) 	Effect of Board's Decision.  All decisions,
determinations and interpretations of the Board shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

5. 	Eligibility.

(a) 	Consistent with the Plan's purposes,
Options may be granted only to Employees of the Company as determined by the Board. An Employee who has been granted an Option may, if he is otherwise eligible, be granted an additional Option or Options. Incentive Stock Options may be granted only to those Employees who meet the requirements applicable under
Section 422 of the Code.

(b) 	All Options granted to Employees of the
Company under the Plan will be subject to forfeiture until such time as the Optionee has been continuously employed by the Company for one year after the date of the grant of the Options, and may not be exercised prior to such time. At such time as the Optionee has been continuously employed by the Company for one year, the foregoing restriction shall lapse and the Optionee may exercise the Options at any time otherwise consistent with the Plan.

(c) 	With respect to Incentive Stock Options, the
aggregate Fair Market Value (determined at the time the Incentive Stock Option is granted) of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by the employee during any calendar year (under all employee benefit plans of the Company) shall not exceed One Hundred Thousand Dollars ($100,000).

6. 	Stockholder Approval and Effective Dates.  The
Plan became effective upon approval by the Board. The grant of any options under the Plan is effective only upon approval of the Plan by the Shareholders. No Option may be granted under the Plan after April 14, 2006; provided, however that the Plan and all outstanding Options shall remain in effect until such Options have expired or until such Options are canceled.

7. 	Term of Option.  Unless otherwise provided in the
Stock Option Agreement, the term of each Option shall be ten (10) years from the date of grant thereof. In no case shall the term of any Option exceed ten (10) years from the date of grant thereof. Notwithstanding the above, in the case of an Incentive Stock
Option granted to an Employee who, at the time the Incentive
Stock Option is granted, owns ten percent (10%) or more of the Common Stock as such amount is calculated under Section
422(b)(6) of the Code ("Ten Percent Stockholder"), the term of the Incentive Stock Option shall be five (5) years from the date of grant thereof or such shorter time as may be provided in the Stock Option Agreement.

8. 	Exercise Price and Payment.

(a) 	Exercise Price.  The per Share exercise price
for the Shares to be issued pursuant to exercise of an Option shall be determined by the Board, but in the case of an Incentive Stock Option shall be no less than one hundred percent (100%) of the Fair Market Value per share on the date of grant, and in the case of a Nonstatutory Stock Option shall be no less than eighty-five percent (85%) of the Fair Market Value per share on the date of grant. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to an Employee who, at the time of the grant of such Incentive Stock Option, is a Ten Percent
Stockholder, the per Share exercise price shall be no less than one hundred ten percent (110%) of the Fair Market Value per Share on the date of grant.

(b) 	Payment.  The price of an exercised Option
and the Employee's portion of any taxes attributable to the delivery of Common Stock under the Plan, or portion thereof, shall be paid:

(i) 	In United States dollars in cash or
by check, bank draft or money order payable to the order of the Company; or

(ii) 	At the discretion of the Board,
through the delivery of shares of Common Stock with an aggregate Fair Market Value equal to the option price and withholding taxes, if any; or

(iii) 	At the election of the Optionee
pursuant to Section 17 and with the consent of the Board pursuant to Section 4(b)(x), by the Company's retention of such number of shares of Common Stock subject to the exercised Option which have an aggregate Fair Market Value on the exercise date equal to the Employee's portion of the Company's aggregate federal, state, local and foreign tax withholding and FICA and FUTA obligations with respect to income generated by the exercise of the Option by Optionee;

(iv) 	By a combination of (i), (ii) and (iii)
above; or

(v) 	In the manner provided in
subsection (c) below.

 			The Board shall determine acceptable
methods for tendering Common Stock as payment upon exercise of an Option and may impose such limitations and prohibitions on the use of Common Stock to exercise an Option as it deems appropriate.

(c) 	Financial Assistance to Optionees.  The Board
may assist Optionees in paying the exercise price of Options granted under this Plan in the following manner:

(i) 	The extension of a loan to the
Optionee by the Company; or

(ii) 	Payment by the Optionee of the
exercise price in installments; or

(iii) 	A guaranty by the Company of a
loan obtained by the Optionee from a third party.

 			The terms of any loans, installment
payments or guarantees, including the interest rate and terms of repayment, and collateral requirements, if any, shall be determined by the Board, in its sole discretion. Subject to applicable margin requirements, any loans, installment payments or guarantees authorized by the Board pursuant to the Plan may be granted without security, but the maximum credit available shall not exceed the exercise price for the Shares for which the Option is to be exercised, plus any federal and state income tax liability incurred in connection with the exercise of the Option.

9. 	Exercise of Option.

(a) 	Procedure for Exercise; Rights as a Stockholder.
 Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Board, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan.
 Unless otherwise determined by the Board at the time of grant, an Option may be exercised in whole or in part. An Option may not be exercised for a fraction of a Share.

 			An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 8(b) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

 			Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares for which the Option is exercised.

(b) 	Termination of Status as an Employee.  If an
Employee's employment by the Company is terminated for cause, then any Option held by the Employee shall be immediately canceled upon termination of employment and the Employee shall have no further rights with respect to such Option. Unless otherwise provided in the Stock Option Agreement (which may reduce but not increase the time period described below), if an Employee's employment by the Company is terminated for reasons other than cause, and does not occur due to death or disability, then the Employee may, with the consent of the Board, but only within ten (10) days after the date he ceases to be an Employee of the Company, exercise his Option to the extent that he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of such termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

(c) 	Disability.  Unless otherwise provided in the
Stock Option Agreement (which may reduce but not increase the time period described below), notwithstanding the provisions of
Section 9(b) above, in the event an Employee is unable to continue his employment with the Company as a result of his permanent and total disability (as defined in Section 22(e)(3) of the Code), he may, but only within twelve (12) months from the date of termination, exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

(d) 	Death.  Unless otherwise provided in the
Stock Option Agreement (which may reduce but not increase the time period described below), if an Employee dies during the term of the Option and is at the time of his death an Employee of the Company who shall have been in continuous status as an Employee since the date of grant of the Option, the Option may be exercised at any time within twelve (12) months following the date of death (or such other period of time as is determined by the Board) by the Employee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent that an Employee was entitled to exercise the Option on the date of death. To the extent the Employee was not entitled to exercise the Option on the date of death, or if the Employee's estate, or person who acquired the right to exercise the Option by bequest or inheritance, does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.
10. 	Non-Transferability of Options.  An Option may
not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution, or pursuant to a "qualified domestic relations order" under the Code and ERISA, and may be exercised, during the lifetime of the Optionee, only by the Optionee.

11. 	Adjustments Upon Changes in Capitalization or
Merger. Subject to any required action by the stockholders of the Company, the number of shares of Common Stock covered by each outstanding Option, and the number of shares of Common
Stock which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common
Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect and no adjustment by reason thereof, shall be made with respect to the number or price of shares of Common Stock subject to an Option.

 		In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. The Board may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Board and give each Optionee the right to exercise his Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the Option shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the Optionee shall have the right to exercise the option as to all of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable.
 If the Board makes an Option fully exercisable in lieu of assumption or substitution in the event of a merger of sale of assets, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of sixty (60) days from the date of such notice (but not later than the expiration of the term of the Option under the Option Agreement), and the Option will terminate upon the expiration of such period.

12. 	Time of Granting Options.  The date of grant of an
Option shall, for all purposes, be the date on which the Board makes the determination granting such Option. Notice of the determination shall be given to each Employee to whom an Option is so granted within a reasonable time after the date of such grant.

13. 	Amendment and Termination of the Plan.

(a) 	Amendment and Termination.  The Board
may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided, however, that the following revisions or amendments shall require approval of the Stockholders of the Company, to the extent required by law, rule or regulation:

(i) 	Any material increase in the number
of Shares subject to the Plan, other than in connection with an adjustment under Section 11 of the Plan;

(ii) 	Any material change in the
designation of the Employees eligible to be granted Options; or

(iii) 	Any material increase in the benefits
accruing to participants under the Plan.

(b) 	Effect of Amendment or Termination.  Any
such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

14. 	Conditions Upon Issuance of Shares.  Shares shall
not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

 		As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the company, such a representation is required by any of the aforementioned relevant provisions of law.

 		Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

 		In the case of an Incentive Stock Option, any Optionee who disposes of Shares of Common Stock acquired upon the exercise of an Option by sale or exchange (a) either within two (2) years after the date of the grant of the Option under which the Common Stock was acquired or (b) within one
(1) year after the acquisition of such Shares of Common Stock shall notify the Company of such disposition and of the amount realized upon such disposition.

15. 	Reservation of Shares.  The Company will at all
times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

16. 	Option Agreement.  Options shall be evidenced by
Stock Option Agreements in such form as the Board shall approve.

17. 	Withholding Taxes.  Subject to Section 4(b)(x) of
the Plan and prior to the Tax Date, the Optionee may make an irrevocable election to have the Company withhold from those Shares that would otherwise be received upon the exercise of any Option, a number of Shares having a Fair Market Value equal to the minimum amount necessary to satisfy the Company's federal, state, local and foreign tax withholding obligations and FICA and FUTA obligations with respect to the exercise of such Option by the Optionee.

 		An Optionee who is also an officer of the Company must make the above described election:

(a) 	at least six months after the date of grant of
the Option (except in the event of death or disability); and

(b) 	either:

(i) 	six months prior to the Tax Date, or

(ii) 	prior to the Tax Date and during the
period beginning on the third business day following the date the Company releases its quarterly or annual statement of sales and earnings and ending on the twelfth business day following such date.

18. 	Miscellaneous Provisions.

(a) 	Plan Expense.  Any expense of
administering this Plan shall be borne by the Company.

(b) 	Use of Exercise Proceeds.  The payment
received from Optionees from the exercise of Options shall be used for the general corporate purposes of the Company.

(c) 	Construction of Plan.  The place of
administration of the Plan shall be in the State of Arizona, and the validity, construction, interpretation, administration and effect of the Plan and of its rules and regulations, and rights relating to the Plan, shall be determined in accordance with the laws of the State of Arizona without regard to conflict of law principles and, where applicable, in accordance with the Code.

(d) 	Taxes.  The Company shall be entitled if
necessary or desirable to pay or withhold the amount of any tax attributable to the delivery of Common Stock under the Plan from other amounts payable to the Employee after giving the person entitled to receive such Common Stock notice as far in advance as practical, and the Company may defer making delivery of such Common Stock if any such tax may be pending unless and until indemnified to its satisfaction.

(e) 	Indemnification.  In addition to such other
rights of indemnification as they may have as members of the Board, the members of the Board shall be indemnified by the Company against all costs and expenses reasonably incurred by them in connection with any action, suit or proceeding to which they or any of them may be party by reason of any action taken or failure to act under or in connection with the Plan or any Option, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except a judgment based upon a finding of bad faith; provided that upon the institution of any such action, suit or proceeding a Board member shall, in writing, give the Company notice thereof and an opportunity, at its own expense, to handle and defend the same before such Board member undertakes to handle and defend it on her or his own behalf.

(f) 	Gender.  For purposes of this Plan, words
used in the masculine gender shall include the feminine and neuter, and the singular shall include the plural and vice versa, as appropriate.

(g) 	No Employment Agreement.  The Plan shall
not confer upon any Optionee any right with respect to continuation of employment with the Company, nor shall it interfere in any way with his right or the Company's right to terminate his employment at any time.
(h)

 	Exhibit 10.2



	TELESOFT CORP.

	1996 RESTRICTED STOCK PLAN




1. 	Purposes of the Plan.  The purposes of this 1996
Restricted Stock Plan are to provide additional incentive to employees and others who provide services to the Company to achieve financial results aimed at increasing stockholder value and to attract and retain the best available personnel for positions of responsibility within the Company through the grant of restricted shares of the Company's Common Stock.

2. 	Definitions.  As used herein, the following
definitions shall apply:

(a) 	"Award" shall mean a grant of one or more
shares of Restricted Stock.

(b) 	"Board" shall mean the Board of Directors
of the Company or, when appropriate, the Committee administering the Plan, if one has been appointed.

(c) 	"Code" shall mean the Internal Revenue
Code of 1986, as amended, and the rules and regulations promulgated thereunder.

(d) 	"Common Stock" shall mean the common
stock of the Company described in the Company's Articles of Incorporation, as amended.

(e) 	"Company" shall mean TELESOFT CORP.,
an Arizona corporation, and shall include any parent or subsidiary corporation of the Company as defined in Sections
425(e) and (f), respectively, of the Code.

(f) 	"Committee" shall mean the Committee
appointed by the Board in accordance with paragraph (a) of
Section 4 of the Plan, if one is appointed.

(g) 	"Employee" shall mean any person,
including salaried officers and directors, employed by the Company.

(h) 	"Exchange Act" shall mean the Securities
Exchange Act of 1934, as amended.

(i) 	"Fair Market Value" shall mean, with respect
to the date a given Award is granted, the value of the Common
Stock determined by the Board in such manner as it may deem equitable for Plan purposes; provided, however, that where there is a public market for the Common Stock, the Fair Market Value per Share shall be the mean of the bid and asked prices of the Common Stock on the date of grant, as reported in the Wall Street Journal, or, if not so reported, as otherwise reported in the National Association of Securities Dealers Automated Quotation System ("Nasdaq"), or, in the event the Common Stock is listed on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market, the
Fair Market Value per Share shall be the closing price on the relevant Nasdaq market or exchange on the date of grant of the Award, as reported in the Wall Street Journal.

(j) 	"Grantee" shall mean an employee or other
individual who provides services to the Company who has been granted one or more shares of Restricted Stock.

(k) 	"Parent" shall mean a "parent corporation,"
whether now or hereafter existing, as defined in Section 425(e) of the Code.



(l) 	"Plan" shall mean this 1996 Restricted Stock
Plan.

(m) 	"Restricted Stock" shall mean Common
Stock, issued and outstanding, restricted as to transfer and subject to a substantial risk of forfeiture.

(n) 	Share" shall mean a share of the Common
Stock, as adjusted in accordance with Section 8 of the Plan.

(o) 	"Stock Purchase Agreement" shall mean the
written agreement between the Company and the Grantee relating to the grant of an Award.

(p) 	"Subsidiary" shall mean a "subsidiary
corporation," whether now or hereafter existing, as defined in
Section 425(f) of the Code.

(q) 	"Tax Date" shall mean the date a Grantee is
required to pay the Company an amount with respect to tax withholding obligations in connection with an Award.

3. 	Common Stock Subject to the Plan.  Subject to the
provisions of Section 8 of the Plan, the maximum aggregate number of shares of Common Stock which may be granted under the Plan may be determined by the Board of Directors, for issuance as part of the total Shares reserved under the 1996
Incentive Stock Option Plan. The Shares may be authorized, but unissued, or previously issued Shares acquired by the Company and held in treasury. If Restricted Stock is forfeited, the forfeited Shares shall, unless the Plan shall have been terminated, be available for future grants under the Plan.

4. 	Administration of the Plan.

(a) 	Procedure.

(i) 	The Plan shall be administered by
the Board in accordance with Rule 16b-3 under the Exchange Act
("Rule 16b-3"); provided, however, that the Board may appoint a Committee to administer the Plan at any time or from time to time, and, provided further, that if the Board is not "disinterested" within the meaning of Rule 16b-3, the Plan shall be administered by a Committee in accordance with Rule 16b-3.

(ii) 	Once appointed, the Committee
shall continue to serve until otherwise directed by the Board. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause), appoint new members in substitution therefor, and fill vacancies however caused: provided, however, that at no time may any person serve on the Committee if that person's membership would cause the Committee not to satisfy the "disinterested administration" requirements of Rule 16b-3.

(b) 	Powers of the Board.  Subject to the
provisions of the Plan, the Board shall have the authority, in its discretion: (i) to grant Restricted Stock; (ii) to determine, upon review of relevant information and in accordance with Section 2 of the Plan, the Fair Market Value of the Common Stock; (iii) to determine the Employees and other individuals who provide services to the Company to whom, and the time or times at which, Restricted Stock shall be granted and the number of Shares to be represented by each Award; (iv) to interpret the Plan; (v) to prescribe, amend and rescind rules and regulations relating to the Plan; (vi) to determine the terms and provisions of each Award granted (which need not be identical) and, with the consent of the Grantee thereof, modify or amend each Award; (vii) to accelerate or defer (with the consent of the Grantee) the date of any Award;
(viii) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Award previously granted by the Board; (ix) to accept or reject the election made by a Grantee pursuant to Section 14 of the Plan; and (x) to make all other determinations deemed necessary or advisable for the administration of the Plan.

(c) 	Effect of Board's Decision.  All decisions,
determinations and interpretations of the Board shall be final and binding on all Grantees and any other holders of any Restricted
Stock granted under the Plan.

5. 	Eligibility.  Consistent with the Plan's purposes,
Restricted Stock may be granted only to Employees and other individuals who provide services to the Company as determined by the Board. An Employee or other individual who provides services to the Company who has been granted Restricted Stock may, if he is otherwise eligible, be granted additional Restricted Stock.

6. 	Stockholder Approval and Effective Dates.  The
Plan became effective upon approval by the Board. No Award may be granted under the Plan after April 14, 2006. The grant of any Restricted Stock under the Plan is effective only upon approval of the Plan by the Shareholders.

7. 	Restricted Stock.

(a) 	Awards.  The Committee may award
Restricted Stock to any Employee or other individual who provides services to the Company. Each certificate for Restricted Stock shall be registered in the name of the Grantee and deposited by him, together with a stock power endorsed in blank, with the Company. Restricted Stock shall be awarded by a signed written agreement containing such terms and conditions as the Board may determine. At the time of an award there shall be established a restriction period of such length as shall be determined by the Board. Shares of Restricted Stock shall not be sold, assigned, transferred, pledged or otherwise encumbered, except as hereinafter provided, during the restriction period.
Except for such restrictions on transfer, the Grantee as owner of such shares of Restricted Stock shall have all the rights of a holder of Common Stock. At the expiration of the restriction period, the Company shall redeliver to the Grantee (or his legal representative or designated beneficiary) the Restricted Stock de-posited pursuant to this paragraph 7.

(b) 	Termination.  If a Grantee ceases to be an
Employee or to provide services to the Company with the consent of the Board, or upon his death, retirement or total and permanent disability, the restriction imposed under paragraph
7(a) shall lapse with respect to such number of shares of Restricted Stock theretofore awarded to him as shall be determined by the Board.



8. 	Adjustments Upon Changes in Capitalization or
Merger. Subject to any required action by the stockholders of the Company, the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Award has yet been granted or which have been returned to the Plan upon cancellation, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common
Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect and no adjustment by reason thereof, shall be made with respect to the number or price of shares of Common Stock subject to the Plan.

9. 	Time of Granting Restricted Stock.  The date of
grant of Restricted Stock shall, for all purposes, be the date on which the Board makes the determination granting such Restricted Stock. Notice of the determination shall be given to each Employee or other individual who provides services to the Company to whom an Award is so granted within a reasonable time after the date of such grant.

10. 	Amendment and Termination of the Plan.

(a) 	Amendment and Termination.  The Board
may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided, however, that the following revisions or amendments shall require approval of the shareholders of the Company, to the extent required by law, rule or regulation:

(i) 	Any material increase in the number
of Shares subject to the Plan, other than in connection with an adjustment under Section 8 of the Plan;

(ii) 	Any material change in the
designation of the Employees or other individuals who provide services to the Company eligible to be granted Restricted Stock; or

(iii) 	Any material increase in the benefits
accruing to participants under the Plan.

(b) 	Effect of Amendment or Termination.  Any
such amendment or termination of the Plan shall not affect Restricted Stock already granted and such Restricted Stock shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Grantee and the Board, which agreement must be in writing and signed by the Grantee and the Company.

11. 	Conditions Upon Issuance of Shares.  Shares shall
not be issued pursuant to this Plan unless the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

 		As a condition to the grant of Restricted Stock the Company may require the Grantee to represent and warrant at the time of any such grant that the Shares are being acquired only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

 		Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

12. 	Reservation of Shares.  The Company will at all
times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

13. 	Purchase Agreement.  Awards of Restricted Stock
shall be evidenced by Stock Purchase Agreements in such form as the Board shall approve.

14. 	Withholding Taxes.  Subject to Section 4(b)(ix) of
the Plan and prior to the Tax Date, the Grantee may make an irrevocable election to have the Company withhold from those Shares that would otherwise be received upon the grant, a number of Shares having a Fair Market Value equal to the minimum amount necessary to satisfy the Employee's portion of the Company's federal, state, local and foreign tax withholding obligations and FICA and FUTA obligations with respect to the grant of Restricted Stock to the Grantee.

 		A Grantee who is also an officer of the Company must make the above described election:

(a) 	at least six months after the date of grant of
the Restricted Stock (except in the event of death or disability);
and

(b) 	either:

(i) 	six months prior to the Tax Date, or

(ii) 	prior to the Tax Date and during the
period beginning on the third business day following the date the Company releases its quarterly or annual statement of sales and earnings and ending on the twelfth business day following such date.

15. 	Miscellaneous Provisions.

(a) 	Plan Expense.  Any expense of
administering this Plan shall be borne by the Company.

(b) 	Construction of Plan.  The place of
administration of the Plan shall be in the State of Arizona, and the validity, construction, interpretation, administration and effect of the Plan and of its rules and regulations, and rights relating to the Plan, shall be determined in accordance with the laws of the State of Arizona without regard to conflict of law principles and, where applicable, in accordance with the Code.

(c) 	Taxes.  The Company shall be entitled if
necessary or desirable to pay or withhold the amount of any tax attributable to the delivery of Common Stock under the Plan from other amounts payable to the Grantee after giving the person entitled to receive such Common Stock notice as far in advance as practical, and the Company may defer making delivery of such Common Stock if any such tax may be pending unless and until indemnified to its satisfaction.

(d) 	Indemnification.  In addition to such other
rights of indemnification as they may have as members of the Board, the members of the Board shall be indemnified by the Company against all costs and expenses reasonably incurred by them in connection with any action, suit or proceeding to which they or any of them may be party by reason of any action taken or failure to act under or in connection with the Plan or any Restricted Stock, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except a judgment based upon a finding of bad faith; provided that upon the institution of any such action, suit or proceeding a Board member shall, in writing, give the Company notice thereof and an opportunity, at its own expense, to handle and defend the same before such Board member undertakes to handle and defend it on her or his own behalf.

(e) 	Gender.  For purposes of this Plan, words
used in the masculine gender shall include the feminine and neuter, and the singular shall include the plural and vice versa, as appropriate.

(f) 	No Employment Agreement.  The Plan shall
not confer upon any Grantee any right with respect to continuation of employment with the Company, nor shall it interfere in any way with his right or the Company's right to terminate his employment at any time.









	--



	--
g:\hoffmann\cjh\telesoft\10-ksb.95	12129-100











	--