Form 10QSB
period 1996-05-31
TELESOFT CORP
filed 1996-07-15
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1996             SEC File No. 1-13830


TELESOFT CORP.
(Exact name of registrant as specified in its charter)


        Arizona                                        86-0431009
(State or other jurisdiction of       		(I.R.S. Employer
incorporation or organization)                Identification No.)



           3216 North Third Street, Phoenix, Arizona  85012
               (Address of principal executive offices)


                            (602) 265-6311
         (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                Yes (X)                          No ( )






Common Stock, without par value, 3,818,333 shares outstanding at May 31, 1996



Transitional Small Business Disclosure Format Yes ( )   No (X)










39271-1                                1


PART I - FINANCIAL INFORMATION


Item 1.FINANCIAL STATEMENTS

The financial statements are included herewith commencing on page F-1


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
       RESULTS OF OPERATIONS

Results of Operations for the six months ended May 31, 1995 and 1996

Revenues increased 12.6% for the six months ended May 31, 1996 to $11,049,253 compared to $9,813,772 for the six months ended May 31, 1995. Such increase in revenues was due to improvement in STS Service Bureau revenues and Billing Service revenue. The increase was mitigated by the recognition of a fee of $236,000 in the six months ended May 31, 1995 in connection with the termination of the University of Florida contract.

Total gross profit increased 13% for the six months ended
May 31, 1996 to 41.8%, or $4,621,155, compared to 41.7%,
or $4,090,803, including the $236,000 termination fee for the six months ended May 31, 1995. The gross profit margin adjusted to exclude the termination fee, would have been 40.2%. The increase in gross profit margin was chiefly due to the higher ratio in Billing Service revenue which has a higher profit margin than other divisions of the company.

General and Administrative Expenses increased to $3,136,774 for the six months ended May 31, 1996 compared to $2,550,579 for the six months ended May 31, 1995, an increase of 23.0%. This increase is primarily due to the increase in administrative expenses due to to the acquisitions of the RATEX and Goodnet divisions in March, 1995, and April 1996, respectively.

Net income increased 4.7% to $981,914, or $.26 per share, for the six months ended May 31, 1996 compared to $935,659, or $.40 per share, for the six months ended May
31, 1995. The increase was primarily due to the increase in interest income and was mitigated by a loss of approximately $40,000 realized by the Goodnet division.

Results of Operations for the three months ended May 31, 1995 and 1996

Revenues from net sales increased 17.7% for the three months ended May 31, 1996 to $5,814,238 compared to $4,939,257 for the three months ended May 31, 1995. Such increase in revenues was primarily attributable to increased revenue from billing services, an increase in DCS system sales and an improvement in STS Service Bureau revenue.

Total gross profit increased 12.8% for the three months ended May 31, 1996 to 42.7%, or $2,483,905, compared to
43.0%, or $2,122,257 the three months ended May 31, 1995.
The slight percentage decline in gross profit margin was attributable to increased costs in the STS Service Bureau division. The company expects gross profit margins to remain at this lower level.

General and Administrative Expenses increased to $1,677,741 for the three months ended May 31, 1996 compared to $1,346,042 for the three months ended May 31, 1995, an increase of 24.6%. Approximately 40% of this increase was attributable to the acquisition of the Goodnet division in late April, 1996. The Company expects general and administrative expenses to remain steady for the balance of fiscal 1996.


Interest income increased to $73,790 for the three months
May 31, 1996 compared to $7,939 for the three months ended
May 31, 1995. This increase is due to the temporary investment of proceeds from the initial public offering in June, 1995. Interest income is expected to decline once these proceeds from the initial public offering have been utilized for expansion.

Net income increased 8.2% to $502,376 for the three months ended May 31, 1996 compared to $464,279 for the three months ended May 31, 1995. This increase was chiefly due to the increase in interest income and was mitigated by a loss of approximately $40,000 from the Goodnet division.
Historically seasonality effects in the third quarter combined with the losses anticipated from the Goodnet division discussed below under Acquisitions causes management to anticipate a loss for the third quarter of this fiscal year. Net income per share declined to $.13 for the three months ended May 31, 1996 compared to $.20 for the same period in 1995 due to the increase in the weighted average number of shares outstanding because of the Company's initial public offering in June 1995. The
Company expects that its earnings per share for the fiscal year will continue to be affected by the additional shares issued as a result of the initial public offering in June, 1995.

Liquidity and Capital Resources

As of May 31, 1996, the Company had cash of $5,800,623.
The Company believes that the working capital and internally generated cash flow from its operations will satisfy its anticipated growth for 12 to 24 months.

Seasonality

Revenues derived from STS Service Bureaus are strongest in the Fall and weaken or cease in the Summer. As a result, the Company's revenue and net income have consistently been strongest in the fourth quarter and lowest in the third quarter.

Acquisitions

In late April 1996, Telesoft acquired the net assets of privately held Goodnet LLC in exchange for $115,000 and 30,833 restricted shares of common stock valued at $97,700. Additional shares may be issued based upon the Goodnet divisions operating results over the next two years. Goodnet develops, markets and installs Internet related services, including dedicated high speed lines and telephone dial-up access to the Internet.

In connection with the acquisition of Goodnet, the Company intends to provide approximately two to three million dollars in capital to the Goodnet subsidiary for the deployment of a fully meshed Asynchronous Transfer Mode network (ATM backbone), and the addition of sales, marketing and technical staff. The Company funded the Goodnet subsidiary with part of the proceeds of its 1995 initial public offering. The Company has entered into agreements with LDDS Worldcom and Cisco Systems for the leasing of high speed lines and the purchase of routing equipment.

The Company intends to concentrate its sales effort of high speed dedicated lines to Internet service providers, universities, value added resellers and commercial customers. The Company expects significant losses from its Goodnet subsidiary in the first twelve to eighteen months of operations as it builds the Goodnet business.

Subsequent to May 31, 1996, the company acquired equipment and dial-up access and dedicated internet accounts from two local internet providers, Netzone LLC and Internet
Direct, Inc. The acquisitions are anticipated to contribute approximately $105,000 in monthly revenue.

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                       ASSETS


                              				     Year Ended   				  (Unaudited)
                            	   			November 30, 1995			  Six Months Ended
                                             									     May 31, 1996
Current Assets:
  Cash and cash equivalents		             $7,791,915			        $5,800,623

  Accounts receivable, net of allowance    4,358,779      			   3,731,732
  for doubtful accounts

  Inventory		                       		       450,571	    		       649,216

  Deferred tax asset               		         38,600			            26,800

  Other current assets	            		         98,518	     		      339,583
                                   					----------------			---------------

	Total Current Assets                 		  12,738,383        		 10,547,954

Property and equipment, net	          	    1,031,875		      	   1,628,407

Unamortized Computer software costs	         433,687			           575,419

Covenant not-to-compete, net		                18,750			            14,583

Goodwill, net		                          		      	 -			           397,348

Other assets				                             144,115			           152,931
                                   					  -----------		    --------------
	Total Assets		                          	$14,366,810			      $13,316,642
                                     					===========			   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

  Notes payable - current portion		    $      10,742		    	  $     11,171

  Accounts payable			                      3,851,130	     		    2,303,113

  Payroll and sales tax payable		            373,330			           270,619

  Deferred revenue			                        448,151		    	       361,226

  Income taxes payable              			      617,343	     	       253,897

  Other accrued expenses			                   45,600			            22,185
                                  					--------------			      ------------
	Total Current Liabilities             	   5,346,296	     		    3,222,211
                                  					--------------		  	    ------------

Long-Term Liabilities:

  Notes payable - long term portion		          6,840			             1,143
                                 					---------------		  	    ------------
Commitments:

Stockholders Equity:

  Common stock		                     		    7,246,159			         7,343,859

  Additional paid in capital		                79,969		             79,969

  Common Stock warrants                      				100	             			 100

  Retained earnings		                 	    1,687,446    			     2,669,360
                                					    ------------			  ---------------
	Total Stockholders' Equity	 	             9,013,674			        10,093,288
                                  					---------------			 ----------------
Total Liabilities and Stockholders'Equity	$14,366,810		     	 $13,316,642
                                   		 	===============	   ================

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements
F-1

TELESOFT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                  			Three Months Previous Ended		Six Months Previous Ended
                  	  	May 31, 1995 	May 31, 1996	 May 31, 1995 	May 31, 1996
Revenues

  Net sales	          	 $4,939,257   	$5,814,238		  $9,577,772	  $11,049,253

  Termination fees	              -		           -		     236,000	           -
             			        ----------	--------------		 ----------  ------------
Net Revenues		           4,939,257  	  5,814,238		   9,813,772	   11,049,253

Cost of Sales        		  2,817,000	    3,330,333		   5,722,969	    6,428,098
              			      -----------	--------------		 ------------	-----------
Gross Profit		           2,122,257	    2,483,905		   4,090,803	    4,621,155

General and Administrative
Expenses		               1,346,042	    1,677,741 		  2,550,579	    3,136,774
              			      -----------	--------------		 ------------	------------
Income from Operations     776,215	      806,164	    1,540,224	    1,484,381
                			    -----------	--------------	  ------------	------------
Other Income (Expense):

  Interest Income		          7,939  	     73,790		      17,657 	     177,591

  Interest Expense	         (5,115)	        (276)		    (13,141)         (606)

  Other Income		              	-	          1,498		       	 -	          1,748
                    			------------	--------------	  -------------	----------
                  			        2,824	        75,012		       4,516	     178,733
                  			  ------------	--------------   -------------	----------

Income before Provision
  for Income Taxes	        779,039 	      881,176	    1,544,740	   1,663,114
                			    ------------	--------------		 -------------	----------
Provision for Income Tax
(Expense) Benefit:

- - current	           		   (325,960)	     (370,200)	  	 (630,581)	   (669,400)

- - deferred		                11,200	        (8,600)		     21,500	     (11,800)
  			                  -----------	 --------------		 ------------	-----------
       		                 (314,760) 	    (378,800)	    (609,081) 	  (681,200)
                    			-----------	 --------------		 ------------	-----------
Net Income		             $ 464,279	     $ 502,376	    	$ 935,659   $ 981,914
                    			===========	 ==============		 ============	===========
Earnings per Share
	-Primary	              $   .20		     $    .13		     $    .40	       $    .26
	-Fully Diluted         $   .20		     $    .13		     $    .40	       $    .26

Weighted Average Number
 of Shares Outstanding
	-Primary 	            2,350,000	     3,824,193	    	2,350,000	     3,808,688
	-Fully Diluted	       2,350,000	     3,875,441    		2,350,000 	    3,854,306


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

F-2

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      				Common Stock
                         -------------------------------------
			                         Number of 	             		Additional	   Common
             			             Shares			                  Paid in	      Stock	         Retained
			                        Outstanding     Amount        Capital  	   Warrants        Earnings

Balance, November 30, 1995   3,787,500   $7,246,159     $ 79,969	   $    100	        $ 1,687,446

Restricted Stock Issued in
Connection with Goodnet LLC
Acquisition			                  30,833	      97,700          -            -                -

Net Income (unaudited)		        - 		             -         	 - 	          -          $   981,914
                      				-------------  	-----------   ----------	  ----------     --------------
Balance May 31, 1996
(unaudited)		              	 3,818,333    $7,343,859     $ 79,969    $     100       $ 2,669,360
                     			 	=============   ===========   ===========	 ==========     ==============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                 							(unaudited)
                                   					    	   Six Month Periods Ended
                                       	  	 		  		May 31, 1995		  May 31, 1996

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:

  Cash received from customers			                  $10,696,933		   $11,699,348

  Cash paid to suppliers and employees		           (10,483,091)	   (11,833,900)

  Interest paid					                                   (13,141)	       		 (606)

  Interest received			                     	            17,657         150,023

  Income taxes paid				                                (66,334)	    (1,032,846)
                                      						   ----------------		   -------------
  Net cash provided (used) by operating activities	    152,024		    (1,017,981)
                                      						   ----------------		   --------------
Cash flows from investing activities:

  Purchase of property and equipment		                (105,848)       (681,069)

  Computer software costs				                         (240,882)		     (184,459)

  Payments for covenant not-to-complete 		             (25,000)           -

  Payments for Purchase of Goodnet, LLC			                 -		        (115,000)

  Cash Received with Purchase of Goodnet, LLC		            -		          12,485
                                      						   ----------------		   --------------
         Net cash used by investing activities		      (371,730)	 	    (968,043)
                                      						   ----------------		   --------------
Cash flows from financing activities:

  Payment of notes payable			                          (52,856)		       (5,268)

  Payments for deferred offering costs		              (350,114)	 	   	     -
                                      						   ----------------		   --------------
	Net cash used by financing activities	               (402,970)		       (5,268)
                                      						   ----------------		   --------------
Net decrease in cash and cash equivalents		           (622,676)		   (1,991,292)


Cash and cash equivalents at beginning of period	    1,451,156		     7,791,915
                                     						   ----------------		   ---------------
Cash and cash equivalents at end of period		          $828,480		    $5,800,623
                                             	================		   ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                             								(Unaudited)
                                       							Six Month Periods Ended
                              						        May 31, 1995	  May 31, 1996

Reconciliation of Net Income to Net Cash
 Provided (Used) by Operating Activities

Net Income						                            $  935,659	    $  981,914
                     							          ----------------	   -------------
Adjustments to reconcile net income to net
cash provided (used) by operating activities:


  Depreciation and amortization				 	          125,478	       226,912

Changes in Assets and Liabilities:

  Accounts receivable						                    883,161	       708,380

  Inventory			                         				   (326,155)      (198,645)

  Other current assets					              	      19,978       (264,996)

  Deferred tax asset			                 			    (21,500)	        11,800

  Other assets		                      					    (19,091) 	     (133,816)

  Accounts payable				                    		(1,554,566)	    (1,686,722)

  Payroll and sales tax					              	   (493,056)	      (106,130)

  Deferred revenue						                        37,869	       (112,784)

  Income taxes payable					               	    564,247	       (363,446)

  Other accrued expenses						                      -   		     (80,448)
              							                    --------------    --------------
                                     							  (783,635)      (1,999,895)
                        							          -------------	    --------------
Net cash provided (used) by operating
activites					                          			$   152,024	    $ (1,017,981)
                           							        =============     =============


Supplemental disclosure of investing and financing activities:

During the six month period ended May 31, 1996, the company issued 30,833 shares of restricted common stock valued at $97,700 as partial payment for the acquisition of the net assets of Goodnet, LLC.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MAY 31, 1995 MAY 31, 1996
(UNAUDITED)


1.  Significant Accounting Policies:

    Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included.
Operating results for the three and six month periods ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending November
30, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended November 30, 1995.

Net Income Per Common and Common Equivalent Share:

The computation of net income per common and common equivalent share was computed using the treasury stock method by dividing net income by the weighted average number of shares of common and common stock equivalents outstanding during the year. Common Stock equivalents included the number of shares issuable on exercise of outstanding options and warrants less the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants based on the exercise price. Fully diluted earnings per share have been computed based on the assumption that all of the outstanding options and warrants were exercised.

2.  Stock Option Plans:

During the six month period ended May 31, 1996, the Company granted 10,700 options to purchase the Company's common stock @ $5.875 per share, the fair market value of the stock on the date of grant. The options were exerciseable at issuance.

3.  Acquisition:

During the six month period ended May 31, 1996, the company acquired proprietary software and other net assets relating to Goodnet LLC which provides internet-related services, including high speed dedicated lines, telephone dial-up access, as well as design implementation and hosting for home pages on the World Wide Web.

4.  Subsequent Events:

Subsequent to May 31, 1996, the company acquired equipment and dial-up access and dedicated internet accounts from two local internet providers, Netzone, LLC and Internet
Direct, Inc.

PART II
OTHER INFORMATION


Response to Items 1-2 are omitted since these items are inapplicable to this report.

Item 3.Exhibits and Reports on Form 8-K

     (a)   No Exhibits required to be filed.

     (b) The Company did not file any reports on Form 8-K during the quarter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TELESOFT CORP.



		               BY            \s\Michael F. Zerbib
                         				---------------------------------
                                    		 Michael F. Zerbib
	                                      Chief Financial Officer


DATED: July 12, 1996