Form 10QSB
period 1996-08-31
TELESOFT CORP
filed 1996-10-07
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1996             SEC File No. 1-13830


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

                Yes (X)                          No ( )






Common Stock, without par value, 3,818,333 shares outstanding at August 31,
1996



Transitional Small Business Disclosure Format Yes ( )   No (X)




PART I - FINANCIAL INFORMATION


Item 1.FINANCIAL STATEMENTS

The financial statements are included herewith commencing on page F-1


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the nine months ended August 31, 1995 and
1996

Revenues increased $1,739,000 or 13.9% for the nine months ended August 31, 1996 to $14,219,000 compared to $12,480,000 for the nine months ended August 31, 1995. Such increase in revenues was due primarily to Goodnet division revenues of $1,287,000 in conjunction with the addition of Netzone and Internet Direct accounts (see "Acquisitions" below). Such increase was also due to a $700,000 improvement in STS Service Bureau revenues.

Total gross profit increased 5.3% for the nine months ended August 31, 1996 to 42.6%, or $6,057,000, compared to 46.1%, or $5,754,000.
The increase in gross profit was chiefly due to internet related revenues and was offset by a two percent increase in STS Service Bureau cost of sales. The Company expects the STS Service Bureau cost of sales to remain at current levels.

General and Administrative Expenses increased to $5,481,000 for the nine months ended August 31, 1996 compared to $4,192,000 for the nine months ended August 31, 1995, an increase of 30.8%. As anticipated by management, approximately 73% of this increase was due to the acquisitions of the RATEX and Goodnet divisions in March, 1995, and April 1996, respectively, as well as the addition of Netzone and Internet Direct accounts. This increase is also due to an increase of approximately 10% in general and administrative expenses in the STS Service Bureau and Telemanagement divisions. The Company expects general and administrative expenses to increase an additional 10% for the Telemanagement division in the fourth quarter due to the release of TelMaster, a graphical user interface telemanagement software package. Expenses of $591,000 incurred from development of this product have been capitalized and will be depreciated over the next five years.

Net income declined to $495,000, for the nine months ended August 31, 1996 compared to $998,000, for the nine months ended August 31, 1995. This was primarily due to reduced system installations in the Telemanagement division and the increase in cost of sales for the STS Service Bureau division as well as higher general and administrative expenses at the STS Service Bureau and the Telemanagement divisions. This decline was partially mitigated by an increase in interest income. Net Income per share decreased to $.13 for the nine months ended August 31, 1996 compared to $.37, for the same period in 1995, partially due to the increase in the weighted average number of shares outstanding from the company's initial public offering in June 1995.

Results of Operations for the three months ended August 31, 1995 and
1996

Revenues from net sales increased $504,000 or 18.9% for the three months ended August 31, 1996 to $3,170,000 compared to $2,666,000 for the three months ended August 31, 1995. The Goodnet division contributed approximately $1,150,000 in revenues. However, this was significantly mitigated by a decrease in system installations of approximately $650,000 for the Telemanagement division. This decrease was due to delays in the introduction of the TelMaster product, a graphical user interface telemanagement software package presently being tested at two customer locations. This product is scheduled for full release in December 1996.

Total gross profit declined to $1,436,000 for the three months ended August 31, 1996 compared to $1,663,000 for the three months ended August 31, 1995. This was attributable to higher costs in the STS Service Bureau division and reduced new system installations at the Telemanagement division which yields higher gross profit margins. This decline was significantly mitigated by the Goodnet division's gross profit of $643,000.

General and Administrative Expenses increased to $2,344,000 for the three months ended August 31, 1996 compared to $1,641,000 for the three months ended August 31, 1995, an increase of 42.8%. Approximately 93%, or $655,000 of this increase was attributable to the expansion of the Goodnet division's operation through acquisitions and for the deployment of the Asynchronous Transfer Mode network (ATM backbone). The Company expects general and administrative expenses to increase in the fourth quarter in conjunction with the release of the TelMaster product and remain at fourth quarter levels in the future.

Interest income declined to $68,000 for the three months ended August 31, 1996 compared to $69,000 for the three months ended August 31, 1995. The Company's cash balance was reduced due to the acquisitions of Netzone and Internet Direct's account base as well as equipment investments at the Goodnet division. Interest income is expected to decline as the proceeds from the initial public offering are utilized for purposes of expansion.

A net loss of $487,000 was realized for the three months ended August 31, 1996 compared to a net income of $62,000 for the three months ended August 31, 1995. This loss was chiefly due to higher costs at the STS Service Bureau division and reduced new system installations for the Telemanagement division. A Net loss per share of $.13 was realized for the three months ended August 31, 1996 compared to a net income per share of $.02 for the same period in 1995. Net income or loss per share is based on the weighted average number of shares outstanding. The weighted average number of shares outstanding increased to 3,860,020 as of August 31, 1996 from 3,318,750 on August 31, 1995 due to the Company's initial public offering in June 1995. The Company expects that its earnings per share for the fiscal year will continue to be affected by the additional shares issued as a result of the initial public offering in June, 1995.

Liquidity and Capital Resources

As of August 31, 1996, the Company had cash of $3,411,000. The Company believes that the working capital and internally generated cash flow from its operations will satisfy its anticipated capital needs.




Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS (continued)

Seasonality

Revenues derived from STS Service Bureaus are strongest in the Fall and weaken or cease in the Summer. As a result, the Company's revenue and net income have consistently been strongest in the fourth quarter and lowest in the third quarter; however, significant investments within the Goodnet division discussed below under Acquisitions, combined with reduced system installations at the Telemanagement division, causes management to anticipate a break-even fourth quarter.


Acquisitions

In late April 1996, Telesoft acquired the net assets of privately held Goodnet LLC in exchange for $115,000 and 30,833 restricted shares of common stock valued at $97,700. Additional shares may be issued based upon the Goodnet division's operating results over the next eighteen months. Goodnet develops, markets and installs Internet related services, including dedicated high speed lines and telephone dial-up access to the Internet.

In connection with the acquisition of Goodnet, the Company intends to provide approximately two to three million dollars in capital to the Goodnet subsidiary for the deployment of a fully meshed Asynchronous Transfer Mode network (ATM backbone), and to provide sales, marketing and technical staff. The Company funded the Goodnet subsidiary with part of the proceeds of its 1995 initial public offering. The Company has entered into agreements with LDDS WorldCom and Cisco Systems for the leasing of high speed lines and the purchase of routing equipment. To date, the Goodnet division has deployed seven points of presence with four additional planned in the next thirty days.

Initially, The Company intends to concentrate its sales effort of high speed dedicated lines to Internet service providers within these eleven markets. No additional points of presence will be deployed until the existing points reach a break-even level. The combined existing customers and backlog consist of approximately $80,000 in monthly recurring revenue with approximately $140,000 in related cost of sales. The Company expects significant losses from its Goodnet subsidiary in the first twelve to eighteen months of operations as it builds revenues on its ATM backbone.

In June and July, 1996, the Company acquired equipment and dial-up access and dedicated internet accounts from two local internet providers, Netzone LLC and Internet Direct, Inc., respectively. The company paid $425,000 and $440,000 in cash for Netzone LLC and Internet
Direct access customers, respectively.    These acquisitions are
contributing approximately $160,000 in monthly revenue.

The combined dial-up customer base of approximately 15,500 has not been growing due to problems arising from transitioning to the Company's new location, difficult access due to the local line provider, and difficulties associated with transitioning new subscribers onto an integrated billing system. The Company anticipates that these problems will be remedied in the fourth quarter.

Lease

Telesoft has entered into a 10-year lease for a total of approximately 32,000 square feet located in the basement, 17th, and 18th floors of 3443 North Central. In July 1996, all internet related operations were moved into one half of the 17th floor consisting of approximately 7,000 square feet. The other Phoenix-based operations will be moved as the new space becomes available during the course of the next eighteen months.


	TELESOFT CORP. AND SUBSIDIARY
       CONSOLIDATED BALANCE SHEETS
                  ASSETS

                                                                 (Unaudited)
                                                 Year Ended        Nine Months Ended
                                                November 30, 1995   August 31, 1996

Current Assets:
  Cash and cash equivalents                $         7,791,915 	 $  3,411,235
  Accounts receivable, net of allowance              4,358,779      2,921,086
        for doubtful accounts
  Inventory                                            450,571        720,311
  Deferred tax asset                             	      38,600         22,400
  Income taxes receivable                                 -           224,918
  Other current assets                                  98,518        416,328
                                                     ---------      ---------
           Total Current Assets                     12,738,383      7,716,278
Property and equipment, net                          1,031,875      1,987,906
Unamortized computer software costs                    433,687        641,575
Covenant not-to-compete, net                            18,750         12,500
Goodwill, net                                             -         1,156,123
Other assets                                           144,115        153,960
                                                     ---------      ---------
               Total Assets                          14,366,810    11,668,342
                                                      ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - current portion                       10,742         9,605
  Accounts payable                                   3,851,130     1,457,949
  Payroll and sales tax payable                        373,330        82,918
  Deferred revenue                                     448,151       511,855
  Income taxes payable                                 617,343            -
  Other accrued expenses                                45,600            -
                                                    ----------     ---------
        Total Current Liabilities                    5,346,296     2,062,327
                                                    ----------     ---------
Long-Term Liabilities:
  Notes payable - long term portion                      6,840            -
                                                    ----------     ---------
Commitments:                                                -             -
Stockholders Equity:
  Common Stock                                       7,246,159     7,343,859
  Additional paid in capital                            79,969        79,969
  Common Stock warrants                                      -           100
  Retained earnings                                  1,687,446     2,182,087
                                                     ---------     ---------
        Total Stockholders' Equity                   9,013,674     9,606,015
                                                     ---------     ---------
Total Liabilities and Stockholders' Equity          14,366,810    11,668,342
                                                      =======      ========

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

          		         Three Months Previous Ended	      Nine Months Previous Ended
                     Aug. 31, 1995 Aug. 31, 1996    	Aug. 31, 1995	Aug. 31, 1996
Revenues

Net sales	              2,665,939     3,169,786	    12,243,711     14,219,039
Termination Fees 		        -	                -	        236,000           -
                       ----------     ----------   ----------      ----------
Net Revenues		          2,665,939	    3,169,786     12,479,711     14,219,039

Cost of Sales		         1,003,065	    1,733,969	     6,726,034	     8,162,067
			                    ----------     ----------    ----------     ----------

Gross Profit		          1,662,874	    1,435,817	     5,753,677      6,056,972

General and Administrative
       Expenses		       1,641,104 	   2,344,113      4,191,683      5,480,887
			                    ----------     ---------      ---------      ---------
Income (Loss) from
        Operations         21,770      (908,296)     1,561,994        576,085
                        ---------     ---------      ---------      ---------
Other Income (Expense):
	Interest Income	 	        69,068        67,683         86,725        245,274
Interest Expense		         (5,744)       (2,252)       (18,885)	       (2,858)
Other Income (Expense)		        -	           (8)  	          -          1,740
                        ---------      ---------     ---------       --------
   		                      63,324 	      65,423	        67,840        244,156
                        ---------      ---------     ---------       --------
Income (Loss) before Provision
       for Income Taxes	  	85,094 	    (842,873)     1,629,834        820,241
                        ---------      ---------     ---------        -------

Provision for Income Tax
(Expense) Benefit:
  - current		            (50,132)	       360,000	     (680,713)      (309,400)
  - deferred		            26,900	         (4,400)       48,400	       (16,200)
                         --------        --------     ---------      ----------
	                        (23,232)	       355,600	     (632,313)	     (325,600)
                         --------        --------     ----------     ----------
Net Income (Loss)	        61,862       	(487,273)	     997,521	       494,641
                         ========        ========      ========      =========
Earnings (Loss) per Share
   -primary	              $ 0.02       	$   (.13) 	  $   	0.37	      $   0.13
   -fully diluted         $ 0.02       	$   (.13) 	 	$   	0.37	      $   0.13

Weighted Average Number of
Shares Outstanding
    -primary	           3,318,750	      3,860,020	    2,674,091	     3,817,034
    -fully diluted		    3,409,020       3,860,020     2,704,290      3,817,034

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        (UNAUDITED)
                         			   Common Stock
                        ----------------------------
                               Number of              Additional   Common
                                Shares    	            Paid in      Stock            Retained
          	                   Outstanding    Amount     Capital    Warrants          Earnings

Balance, November 30, 1995     3,787,500   $7,246,159     $ 79,969     $100          $ 1,687,446

Restricted Stock Issued in
Connection with Goodnet LLC
Acquisition                       30,833       97,700

Net Income (unaudited)                                                                   494,641
                               ---------   -----------   ----------     -----         ----------
Balance August 31, 1996        3,818,333   $ 7,343,859   $  79,969      $100         $ 2,182,087
(unaudited)

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)

                                                	 Nine Month Periods Ended
                                                Aug. 31, 1995         Aug. 31, 1996
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:

  Cash received from customers                  $13,415,782          $ 15,606,593
  Cash paid to suppliers and employees           14,102,644)          (16,701,314)
  Interest paid                                     (18,885)               (2,858)
  Interest received                                		86,725               224,450
  Income taxes paid                                (238,422)          (1,151,661)
		                          				                -----------           ------------
      Net cash used by operating activities     $  (857,444)       $  (2,024,790)
						                                          ----------           -----------
Cash flows from investing activities:
  Purchase of property and equipment               (689,449)          (1,183,926)
  Computer software costs                          (358,406)            (276,472)
  Disbursements for notes receivable from
               related parties                     (220,000)                -
  Collection of notes receivable from
               related parties                      220,000                 -
  Payments for covenant not-to-compete              (25,000)                -
  Payments for Purchase of Goodnet, LLC                  -             (115,000)
  Net Cash Received with Purchase of Goodnet,            -               12,485
  Purchase of Customer Lists                             -             (785,000)
						                                              --------           --------
      Net cash used by investing activities     $(1,072,855)        $(2,347,913)
                              						             -----------        -----------
Cash flows from financing activities:
  Proceeds from notes payable                            -            1,200,000
  Payment of notes payable                         (308,607)         (1,207,977)
  Payments for deferred offering costs             (411,724)              -
  Proceeds from issuance of stock                 7,621,350               -
						                                           ----------           -----------
 Net cash provided (used) by financing activities 6,901,019              (7,977)
                      						                     ----------           ---------
Net increase (decrease) in cash and cash
              equivalents                         4,970,720         (4,380,680)
Cash and cash equivalents at beginning of period  1,451,156          7,791,915
                             						              ----------         ----------
Cash and cash equivalents at end of period      $ 6,421,876        $ 3,411,235


TELESOFT CORP. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
    (Unaudited)
                                     		        Nine Month Periods Ended
      			                                    Aug. 31, 1995   Aug. 31, 1996
 Reconciliation of Net Income to Net Cash
   Used by Operating Activities

 Net Income                                 $    997,521    $      494,641
                                    							 ------------      -------------
 Adjustments to reconcile net income to net
 cash used by operating activities:

   Depreciation and amortization                 239,530            424,435

 Changes in Assets and Liabilities:
   Accounts receivable                            936,071          1,519,026
   Inventory                                     (116,258)          (269,740)
   Other current assets                           (68,892)          (341,741)
   Deferred tax assets                            (48,400)            16,200
   Other assets                                    11,146           (134,845)
   Accounts payable                            (2,810,559)        (2,531,886)
   Payroll and sales tax                         (655,262)          (293,831)
   Deferred revenue                                215,368            37,845
   Income taxes payable                            442,291          (617,343)
   Income taxes receivable                               -          (224,918)
   Other accrued expenses                             			-          (102,633)
                                      						    ----------         ----------
                                                (1,854,965)       (2,519,431)
                                        							 ----------         ----------
 Net cash used by operating
 activities                     			          $    (857,444)     $ (2,024,790)
                                         							===========       ===========

Supplemental disclosure of investing and financing activities:

During the nine month period ended August 31, 1996, the company issued 30,833 shares of restricted common stock valued at $97,700 as partial payment for the acquisition of the net assets of Goodnet, LLC.

TELESOFT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1995 AND AUGUST 31, 1996
(UNAUDITED)

1.  Significant Accounting Policies:

    Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending November 30, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended November 30, 1995.

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

2.  Stock Option Plans:

During the nine month period ended August 31, 1996, the Company granted 10,700 options to purchase the Company's common stock @ $5.875 per share, the fair market value of the stock on the date of grant. The options were exerciseable at issuance.

The Board of Directors adopted the 1996 Incentive Stock Option Plan and the 1996 Restricted Stock Option Plan. Under the Plans, a total of 260,000 shares are reserved for issuance at the discretion of the Compensation Committee of the Board of Directors.

1996 Incentive Stock Option Plan:

The 1996 Incentive Stock Option Plan authorized the Company to grant to key employees of the Company (i) incentive stock options to purchase shares of common stock and (ii) non-qualified stock options to purchase shares of common stock.

Incentive stock options may be granted under the Plan for terms of up to ten years and at an exercise price of at least equal to 100% of the fair market value of the common stock as of the date of grant, and 85% of the fair market value in the case of nonstatutory options, except that incentive options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporation that must have an exercise priced at least equal to 110% of the fair market value of the Company's common stock on the date of grant.

The Company granted 176,400 options under the Plan effective August 7, 1996. Of the 176,400 options granted, 20,000 shares were issued to the company's public relations firm with an exercise price of $5.625 per share. The remaining 156,400 shares were issued to key employees with an exercise price of $4.75 per share. The exercise price of all the options is equal to the fair market value of the Company's common stock on the date of grant.

1996 Restricted Stock Plan:

The 1996 Restricted Stock Plan authorizes the grant of shares of common stock to key employees, consultants, researchers and to ,members of the Advisory Board. The 1996 Restricted Stock Plan is administered by the Board of Directors or a committee of the Board, which determines the persons to whom shares of Common Stock will be granted and the terms of such share grants. No options have been granted under this plan to date.

3.  Acquisition:

During the nine month period ended August 31, 1996, the company acquired proprietary software and other net assets relating to Goodnet LLC which provides internet-related services, including high speed dedicated lines, telephone dial-up access, as well as design implementation and hosting for home pages on the World Wide Web. The company also acquired equipment and dial-up access and dedicated internet accounts from two local internet providers, Netzone, LLC and Internet Direct, Inc.

4.  Notes Payable:

The Company has available a $1,000,000 operating line of credit, expiring April 15, 1997. Interest is payable monthly at the bank's prime rate plus one-half percent (.5%). The line of credit is secured by various corporate assets and requires compliance with various loan covenants. As of August 31, 1996, there were no outstanding balances on this operating line of credit.

5.  Commitments:

During the period ended August 31, 1996, the company entered into a ten year operating lease agreement for office space in Phoenix, Arizona. The lease requires the company to make monthly payments of approximately $30,000 upon commencement of the lease. The commencement date of the lease is currently undetermined, but is to be no later than January, 1998. The company currently occupies a portion of this office space and is making monthly payments of approximately $11,000.

F-7



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

                                 TELESOFT CORP.



                                 BY
                                   /s/Michael F. Zerbib
                                 ____________________________________________
                                      Michael F. Zerbib
                                      Chief Financial Officer


DATED: October 7, 1996