Form 10KSB
period 1996-11-30
TELESOFT CORP
filed 1997-03-06
CIK 944142

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	FORM 10-KSB

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1996	Commission File No. 1-13830


	TELESOFT CORP.
	(Exact name of Registrant as specified in its charter)
	Arizona	86-0431009
	(State of Incorporation)	(IRS Employer Identification No.)

	3216 North Third Street
	Phoenix, Arizona	85012
	(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (602) 265-6311

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock, No Par Value	Pacific Stock Exchange, Inc.



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

Issuer's revenues for its fiscal year:  $23,313,280

As of March 5, 1997, the number of shares of Common Stock outstanding was 3,818,333 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $ 8,830,000.

	Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its forthcoming Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Report.

Exhibit Index		  Page 15


	PART I


ITEM 1.  BUSINESS.

General. 	Telesoft Corp. ("Company" or "Telesoft") designs, distributes, installs, maintains and manages telecommunications systems comprised of integrated hardware and proprietary software for the automated provision of long distance telephone billing and other telecommunications services to higher education, Fortune 1000, governmental agencies, Regional Bell
Operating Companies ("RBOC's"), and long distance carriers. The Company offers the following integrated hardware and proprietary software systems and services: the Student Telephone Services ("STS") Program, SunDial Program, STS Telemanagement System ("TMS"), Distribution Control System ("DCS") and RATEX Bookstore Solution.

	Through its GoodNet subsidiary acquired in April, 1996, Telesoft has become a National Service Provider ("NSP") offering high capacity data communication to the Internet for high-bandwidth users including Internet Service Providers ("ISP's"), universities and colleges, large landlords, RBOC's, Cable Television ("CATV") Operators and Value Added Resellers.

	The Company's products and services are broken down into the following product lines for financial reporting purposes:

(1)  STS Outsourcing Program Revenue
	(a) On-Site and Polling Programs
	(b) SunDial Off-Campus Programs

(2)  Customized Billing Outsourcing Services

(3)  System Sales and Maintenance Revenue
	(a) TMS and TelMaster
	(b) RATEX
	(c) DCS
	(d) Software and Hardware Recurring Maintenance Revenue

(4)  Internet Products and Services (GoodNet)
	(a) Asynchronous Transfer Mode ("ATM") Backbone Revenue
	(b) Dial-Up Subscriber Revenue




Products and Services

        Student Telephone Services (STS) Outsourcing Program

STS Outsourcing Program. The Company provides an outsourcing program to universities and colleges to establish long distance resale programs to residence hall students, off-campus students, and administrative staff and faculty. Through its Student Telephone Services outsourcing program
("STS Program"), the Company offers a complete billing solution including the following services: (1) production and distribution of marketing literature for the program; (2) on-site solicitation and registration of program participants; (3) installation of hardware and billing software;
(4) collection, costing and processing of long-distance billing data;
(5) production and distribution of individual bills; (6) on-site or remote customer service center; (7) management of accounts receivable and collections;
(8) clearing-house services for the various suppliers involved with the program; and (9) financial reporting services to the university or college on the performance of the program.

	In August, 1994, the Company began to offer such service to off-campus residents through its SunDial Program ("SunDial"). The SunDial system is an integrated hardware and proprietary software system which extends the STS Program services and advantages to off-campus students. The SunDial platform allows STS subscribers to place long distance calls from off-campus housing using a local number for long distance service from local area dwellings or using "1-800" access dialing for long distance service anywhere in the United States at competitive rates. The SunDial service offers students the ability to continue to use the Program after graduation. The SunDial platform uses Telesoft's proprietary software and Motorola hardware specially adapted for this software application.

	Telesoft markets these programs through alliances developed with RBOC's and long distance carriers such as NYNEX, Bell Atlantic, MCI, and AT&T.

	Telesoft administers and operates its STS Program on a turnkey basis at 58 university and college campuses of various sizes including the University of Delaware, SUNY Buffalo, Smith College and Indiana University.

 Telesoft has sold the system, software and services required to administer the STS Program to approximately 50 campuses of various sizes nationwide
(see System Sales and Maintenance Revenue section below), including Yale University, State University of New York at Oswego, Case Western Reserve University, the University of Oklahoma, Auburn University, Fairfield
University and George Mason University. In the event of a sale, the Company continues to maintain and service the hardware and software under renewable one-year maintenance contracts.

                Customized Billing Outsourcing Services

	The Company has concentrated its marketing efforts on the provision of customized billing outsourcing applications to Fortune 1000 companies and governmental agencies in conjunction with large long distance carriers and RBOC's. In 1996, the Company secured a customized billing contract for 160 agencies for the State of Massachusetts in conjunction with NYNEX. In the first fiscal quarter of 1997, the Company signed a Memorandum of Understanding with NYNEX to negotiate a billing and customer care outsourcing contract for a new residential Centrex product to be offered to Multiple Dwelling Units (MDU's) residents in New York City. This product is expected to include dial-tone, long-distance, and eventually, Internet access, CATV services and various other services. This product is expected to be released by NYNEX and NorTel in the second calendar quarter of 1997.

              System Sales and Maintenance Revenue

	The Company offers the following integrated hardware and proprietary software systems and services: the Telecommunications Management System, TelMaster, the RATEX Bookstore Solution, and the Distribution Control System.

	Telecommunications Management System and TelMaster. The Telecommunications Management System ("TMS") is a proprietary text-based software solution used by the higher education, Fortune 1000, health care and governmental agency markets to manage telephony data for billing and ad-hoc reporting purposes. This product is comprised of a series of software modules and is typically sold in a package that includes hardware, software, installation, training and on-going hardware and software maintenance.

	TelMaster is Telesoft's third generation telemanagement system. Based on graphical user interface technology, this product was released in the fourth quarter of 1996 and was installed at SUNY Oswego and GE Medical.

	In addition to its extensive higher education customer base, the Company currently services customers such as Allied Signal Corp., St. Luke's Roosevelt Hospital in New York, Maricopa County in Arizona, and Bolt, Beranek & Newman. Telesoft also provides telecommunications data management services and software for Bell of Pennsylvania and Pacific Bell Corp.

	RATEX. In March 1995 the Company acquired the RATEX line of software and related assets. RATEX is a software program designed for university bookstores to track merchandise from the ordering cycle to the point of sale. The RATEX product line includes software modules for merchandise and inventory management, buyer information, financial and accounting, point of sale and scanning for management acceptance of credit/debit cards, mail order and general merchandise management applications. RATEX systems have been installed in over 60 universities in North America, including the University of California-Los Angeles book stores.

	Distribution Control System. The Company has offered the Distribution Control System ("DCS") since 1982. DCS is an automated control solution for the wholesale distribution industry. The Company includes extensive on-site training and maintenance services as part of its DCS package. The fully integrated software package has a modular design including applications for sales order processing, inventory control, accounts receivable and sales analysis, and is typically installed on a Motorola Unix server.


STS and System Sales Competition

	The telecommunications industry is highly competitive and subject to rapid technological change. Failure to keep pace with the technological advances could adversely affect the Company's competitive position and future prospects.
To maintain or improve its position the Company must continue to enhance its current products and develop new products and services in a timely fashion.

	In connection with its STS Program, the Company competes with LCI and ACC Corp., both of which provide long distance telephone service on a resale basis and offer long distance billing services to universities. The Company also competes with MCI, Sprint, AT&T and other long distance providers which market long distance services to the public and directly to college campuses. In connection with its SunDial Program, the Company competes with MCI, Sprint, AT&T and similar long distance providers.

	In connection with its Telemanagement system division, the Company competes with Telco Research and Comco, both of which provide telemanagement systems and services to the university, health care, government and general business markets.

	In connection with its RATEX division, the Company competes with large book wholesalers, such as Nebraska Book Company and Missouri Books Systems which provide management systems to universities and college bookstores.

	The Company believes that the factors for its success include quality, technical capability, reliability, price and promptness of performance. While the Company has competed successfully against the foregoing companies, most, if not all, of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and human and other resources than the Company. Most, if not all, of these organizations have greater name recognition and a larger installed base than the Company. The Company's competitors could, in the future, introduce products and services with more features and lower prices than the Company's product and service offerings. These organizations could also fund existing or new product and services with other product or services to compete with the Company. While the Company has operated successfully against such competition in the past, there can be no assurance that it will be able to do so in the future.

GoodNet - Internet Products and Services

GoodNet -- Dedicated Access Business. GoodNet has leased lines and installed switching and routing equipment to create a high-speed (45Mbps) national ATM network connecting GoodNet customers in 21 metropolitan areas to the Internet. GoodNet has established peering relationships with major providers at three National Access Points ("NAP's"), and the Company is presently pursuing private peering arrangements. "Peering" is the industry term for making the interconnection between service providers. Most of the peering done among providers takes place at the NAP's.

	In the first six months of offering this product, which was launched in
August, 1996, the Company has signed long-term contracts for dedicated
Internet connectivity with 88 ISP customers, for a total of approximately
$191,000 in recurring  monthly revenue. In addition, the Company has approximately 100 smaller customers (ISP's and other commercial concerns with frame relay connections) within Arizona, representing an additional $35,000 in recurring monthly revenue.
	GoodNet is initially targeting the ISP market. The Company intends to expand its marketing efforts to universities and colleges, using Telesoft's existing
STS telemanagement relationships and to develop strategic reseller relationships with RBOC's, CATV operators and large landlords.
	Within each focus market, GoodNet's sales force initially targets the largest
ISP's which typically are companies with several years of operating history and an average of 5,000 dial-up subscribers. In most cases, GoodNet is a second provider of bandwidth to the ISP. For reasons of reliability, performance, and pricing, ISP's are inclined to purchase bandwidth from two or more sources.
The targeted ISP's are typically candidates for 5 to 10 Mb of transmission capacity (priced at $5,000 - $10,000 per month) in the form of a partial T3 connection. Follow-up sales within the same market usually target newer ISP's requiring 1.5Mb of transmission capacity (priced at $1,500 per month).

	The basis of competition is reliability, performance, service and price. The purchase decision is typically made by the customer with the support of the in-house technical expert. ISP customers can determine where competitors source their bandwidth and how their connections perform, making it very easy to expose the reliability and level of congestion existing on an NSP's network.
GoodNet's ATM backbone is gaining acceptance in the marketplace largely because its network has been reliable and quite fluid to date.

	GoodNet -- New Initiatives in Dedicated Access Business. GoodNet is exploring Internet connectivity using Asymmetrical Digital Subscriber Line ("ADSL") technology. Because GoodNet's network operations facility is located in the central business corridor of Phoenix, Arizona, approximately 300 yards from the closest RBOC Central Office, the Company has 2400 pairs of non-spliced copper wire going directly from its facility to the US West Phoenix-North
Central Office.   With the range of current ADSL technologies, GoodNet can
offer high speed connectivity to nearly 30 square miles of businesses around its central office. This will allow GoodNet to drastically lower the cost for high speed Internet connectivity as plain copper loops that can be used for ADSL are priced at a fraction of non-ADSL local loop rates. GoodNet is evaluating all available technologies to determine which best fits its short and long term needs in this new connectivity paradigm.


	GoodNet -- Dial-Up Business. Through a combination of internal growth and acquisitions, the Company has built a base of 15,000 dial-up subscribers in Arizona. GoodNet is the largest ISP in Arizona as measured by number of subscribers. The Company offers unlimited Internet access for an average of $18 per month. While a number of larger competitors have entered the Arizona market, including AT&T, MCI and on-line service providers such as AOL, the increased competition has served to raise awareness to the Internet. GoodNet competes with both national and local ISP's on the basis of service, support and cost. GoodNet's Dial-Up business has experienced service difficulties resulting from network capacity constraints affecting the Company's local vendor. GoodNet does not plan to expand dial-up offerings beyond the Arizona market.

	GoodNet -- Background. GoodNet was formed in late 1994 and signed up its first dial-up account in April 1995. In June and July, 1996, GoodNet acquired the dial-up and dedicated customer bases of NetZone and Internet Direct (both Arizona ISP's), respectively.

	In December, 1995, the Company initiated the design and began to plan the implementation of a network of high speed ATM backbone connections in order to offer "wholesale" Internet connectivity to ISP's and commercial customers in select US metropolitan markets. In April 1996, Telesoft acquired GoodNet.
With the financial and organizational backing of Telesoft, GoodNet launched its ATM backbone in August, 1996 and became a National Service Provider ("NSP").
The GoodNet ATM backbone consists of 21 Points of Presence ("POP") accessing the Internet through three of the largest Internet National Access Points ("NAP").

	GoodNet was featured as one of 14 companies enjoying NSP status in Boardwatch Magazine's Fall 1996 ISP Directory (December 1996). The NSP designation signifies that GoodNet has secured peering arrangements with the major NSP's (i.e., Sprint, MCI, BBN), enabling the seamless exchange of data between GoodNet customers and the Internet community at large at both national access and private peering points. Furthermore, the Company has secured peering agreements with network providers in Europe, Japan, and Australia and plans to initiate international dedicated access in 1997.

	GoodNet currently employs 58 full time equivalent employees at its corporate offices located at 3443 North Central Avenue in Phoenix, Arizona. The
functions are broken down as follows: Management - 5, Sales - 9,
Engineering/Programming - 8, Provisioning - 4 , Administrative - 4, and
Billing/Technical Support - 28.

	Internet Market Overview.  The number of  Internet users is projected to reach
200 million people by 1999, according to industry research firm Netcraft. The number of commercial Internet domains (i.e. "abccorp.com") has grown from
4,912 in August, 1994 to 171,738 in June, 1996. At the same time, the number of local ISP's is growing rapidly. According to Boardwatch Magazine, an industry publication, the number of ISP's doubled to over 4,000 between
February and December, 1996.

	While the Internet is most commonly used to transmit e-mail, which requires a relatively small amount of bandwidth, the Company believes that the future holds increasingly more bandwidth-intensive applications for the Internet, including voice, data and graphics. As a consequence, the Company expects size and speed for connections to the Internet to grow significantly in the future.

	The typical modem transmits data at 14.4 Kilobytes ("Kb") per second while newer modems offering speeds of 33.6Kb to 56Kb per second have been introduced. Industry experts believe that cable modems and a variety of digital telephony standards, such as ISDN and ADSL, will increase the amount of traffic carried over the Internet as the reliability and speed of access from the home is improved through these new technologies.

	Bandwidth is in high demand and will continue to be for the foreseeable future. The typical act of viewing a Web page involves sending at least a dozen packets of information over at least five separate networks:

	1.	From the operator's computer over a modem and phone line, to the ISP;
	2.	From the ISP to one of the national backbone providers;
	3.	From the backbone provider through one of the national peering locations to another backbone provider;
	4.	From the second backbone provider to the Web site's ISP; and
	5.	From the Web site's ISP to the server itself.



	The whole process must reverse itself when data is transmitted back to the sender. A fault in any of these paths can lead to a slowdown. While the nation's large network providers have redundant paths between their locations around the nation, the links between a modem and the backbone typically are not redundant, nor are the links between the backbones and many commercial
Web sites.

	A growing number of businesses are connecting to the Internet with dedicated, high bandwidth lines either to enable communications between parts of their enterprise (Intranets) or to connect the company with customers, suppliers and partners in the larger Internet community.  Telesoft believes that ISP's will continue to require high connections to the Internet while new market players, such as the CATV companies, will also require dedicated access.

	Competition. GoodNet competes with Sprint, MCI, MFS-UUNET and Digex. Companies in this industry compete on the basis of quality, technical capability, reliability, price and promptness of performance. Most, if not all, of GoodNet's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and human and other resources than GoodNet. While GoodNet has operated favorably against such competition in the past, there can be no assurance that they will be able to do so in the future.

Historical Highlights

	The Company was incorporated in Arizona in May 1982.  From 1982 to
1986 the Company focused primarily on its DCS product line. In 1986 the Company began to shift its focus to developing and marketing proprietary software and integrated systems to serve the long distance telecommunications and data management and call processing needs of the university and college market.
In April, 1996 the Company acquired GoodNet, an Arizona-based Internet service provider. The Company's executive offices are located at 3216 North 3rd
Street, Phoenix, Arizona 85012, and its telephone number is (602) 265-6311.

Regulation

	The Company's ability to pursue its business activities is affected or regulated by various federal agencies and departments of state governments. Commencement of new services frequently requires licenses from public utilities commissions. There is no assurance that the Company or its customers, if required, will be successful in their efforts to obtain necessary licenses or regulatory approvals. The inability of the Company to secure any necessary licenses or approvals could have a material adverse effect on its business.
In addition to specific regulations, the Company is subject to all federal, state and local rules and regulations imposed upon businesses generally. The cost of compliance with regulations is an additional cost of doing business for the Company. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

Warranties

	The Company offers a warranty of 90 days on hardware and software and an extended warranty program in connection with the Company's service and maintenance programs. The Company has not had any material claims made under its warranty program.

Patents, Trademarks, Licenses and Copyrights

	The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. The Company also attempts to preserve its proprietary rights by contractual non-disclosure safeguards and restrictions on transferability in its software license agreements. Additionally, the Company does not provide the source codes for its products to its customers.
The Company's products are not patented and are not the subject of any current patent application, nor is it anticipated that any of its products will be patented. Existing copyright laws afford only limited practical protection for its software. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products and to obtain and use information that the Company regards as proprietary.

	Key officers and employees have assigned to the Company certain technical and other information and patent rights, if any, acquired by them during their employment by the Company and after termination of their employment with the Company, if such information of rights arose out of information obtained by them during their employment. They have also agreed not to use or disclose any such information for a period of two years following termination of their employment.

	In spite of these precautions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the
Company regards as trade secrets. The Company believes that due to the rapid pace of innovation within its industry, factors such as technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology. The Company believes that its products and technology do not infringe on any proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

	The Company has not obtained trademark or trade name registration on the use of the names "Student Telephone Services," "STS Outsourcing Program," "SunDial Program," "University Internet Access Program" or "Sunbelt Business Computers." The Company is in the process of investigating the feasibility, and protection which might be afforded, by registration of these names, or certain of them as trademarks or trade names on a national, regional or local basis.

Backlog

	Backlog is not material to the Company's business since it ships and installs its software and systems promptly upon receipt of customers' orders. While it does tend to experience higher installation activity on university campuses during the summer months, it has not historically had problems in installing its products and performing its services in a timely fashion.

Employees

	As of February 18, 1997, the Company had 170 full-time employees, of which four were in executive positions, eight were engaged in sales and marketing, seven were in software development and system management, 31 were in customer service, 58 were in Internet related services, and the balance were in various support positions. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES.

	The Company leases 13,500 square feet of office space in Phoenix, Arizona, from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of its Phoenix office lease were approximately $84,000 and $83,700 for 1995 and 1996, respectively, under a verbal month-to-month lease. The Company believes that the foregoing lease rate is no less favorable than it could obtain from an unaffiliated third party for comparable space. RATEX leases 2,200 square feet in Fort Washington, Pennsylvania. The Company's obligations under the terms of its Fort Washington office lease were approximately $3,200 and $39,500 for 1995 and 1996, respectively.

	The Company also leases additional office space in Phoenix, Arizona for its
GoodNet operations.  By January, 1998, the Company plans to relocate all
Phoenix, Arizona based operations to this office.  The Company's obligation under the terms of this lease agreement was approximately $40,000 for the fiscal year ended November 30, 1996.

	Finally, the Company leases office space in Tempe, Arizona, which was used for GoodNet headquarters prior to the Company's acquisition of GoodNet, LLC. The Company is currently subleasing this space under terms similar to the Company's obligation for this lease, which was $ 7,456 for the fiscal year ended November 30, 1996.


ITEM 3.  LEGAL PROCEEDINGS.

	The Company is not involved as a party to any other legal proceeding other than various claims and lawsuits arising in the normal course of its business, none of which, in the opinion of the Company's management, are individually or collectively material to the Company's business.


ITEM 4.

	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


	No matter was submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by the Form 10-KSB Report.



	PART II

ITEM 5.
	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS.

	The following table sets forth, for the fiscal periods shown, representative high and low bid prices in dollars per share as reported by market makers in the Company's Common Stock on the NASDAQ SmallCap Market since June 30, 1995, the date on which the Company became publicly held.



Fiscal Year Ended November 30, 1996
					                             Low			High


 First Quarter              			$ 4 5/8			$ 7 3/4

	Second Quarter            			   4 5/8			  7 5/8

	Third Quarter			                3 7/8 		  7 3/4

	Fourth Quarter			               2 1/2			  4 1/8


Fiscal Year Ended November 30, 1995
                            					Low			  High

	First Quarter			                 N/A			    N/A

	Second Quarter 			               N/A			    N/A

	Third Quarter		              	$ 7 1/4			$ 12 1/4

	Fourth Quarter	            		   6 1/4			   10 1/2


	The number of beneficial holders of the Common Stock of the Company as of the close of business on February 11, 1997 was 572.

ITEM 6.  SELECTED FINANCIAL DATA.

	The following selected financial data are derived from the Financial Statements of the Company which have been audited by Coopers & Lybrand, LLP, independent accountants for the fiscal year ended November 30, 1996 and Semple & Cooper, PLC, independent accountants, for the fiscal year ended November 30, 1995. Such selected financial data should be read in conjunction with the Company's financial statements and related notes set forth in Item 8 herein.


               					           Fiscal Years Ended November 30
                                						1996           		1995

Pro Forma Statement of Operation Data (1):
  Net revenues				            $  23,313,280		    $19,576,905
  Cost of sales				              14,230,430 	  	  11,804,050
  Gross profit				                9,082,850		      7,772,855
  Income from operations			         878,504		      1,904,061
  Other income (expense)			         305,773 		       163,613
  Net income				                    776,577  		    1,214,112
  Income per share		                 		$.20		           $.41

  Weighted average number of
    shares outstanding (2)			      3,817,130  		   2,977,272


Fiscal Years Ended November 30
                                 						1996  		       1995

Statement of Operation Data:
   Net revenues			         	  $  23,313,280		  $  19,576,905
   Cost of sales				             14,230,430 		    11,804,050
   Gross profit				               9,082,850		      7,772,855
   Income from operations			        878,504		      1,792,061
   Other income (expense)			        305,773          163,613
   Net income				                   776,577	       1,145,792
   Income per share			                 $.20		           $.38
   Weighted average number of
    shares outstanding (2)			     3,817,130		      2,977,270


 Fiscal Years Ended November 30
                                 						1996           		1995

 Balance Sheet Data:
     Cash & Investments			     $  3,722,355		   $  7,791,915
     Working capital			           3,248,604		      7,392,087
     Total assets				            14,652,936 		    14,366,810
     Short-term debt				                  -	          10,742
     Long-term debt				                   -			         6,840
     Total stockholders' equity   9,887,951 		     9,013,674


(1)	Pro forma figures for 1995 are unaudited and reflect the elimination of
   	executive officers' compensation in excess of the amounts due under current employment agreements that came into effect when the Company issued stock to the public in June of 1995.

(2)	The weighted average shares outstanding represents the average number of
    shares outstanding 	for such periods adjusted to reflect the 39.16667 for
    one stock split effected on April 3, 1995.

ITEM 7.	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF
OPERATIONS.

Background

	The Company began as a value added reseller in the wholesale distribution of accounting software business (Distribution Control Systems) in 1982. During the fiscal year ended November 30, 1996, the Company derived approximately
64% of its revenues from its STS Outsourcing Program. An additional 10% of the Company's revenues were derived from GoodNet. The balance of revenues were derived from hardware, software, maintenance and other services in the higher education, Fortune 1000, governmental and wholesale distribution markets.

 The Company has adapted to fast-paced market changes by shifting its resources from providing generic or general system hardware and software to providing a full range of services in its specialty niches. The Company is continuously developing new products and services to maintain and expand the Company's market share.

	During the fiscal year ended November 30, 1996, the Company expanded into the Internet related services and products marketplace through the acquisition of GoodNet, LLC. The subsequent acquisitions of equipment and customer base from NetZone LLC and Internet Direct, Inc.'s access subscriber base further enhanced the Company's presence into the Internet market.

Results of Operations for the Fiscal Years ended November 30, 1996 and 1995

	Revenues increased by 19.1% to $23,313,280 for the fiscal year ended November 30, 1996 compared to $19,576,905 for the fiscal year ended November 30, 1995. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs, Customized Billing Outsourcing Services, System Sales and Maintenance, and GoodNet.

	STS Outsourcing Program revenues were approximately $15,000,000 for the fiscal year ended November 30, 1996 compared to $14,465,000 for the fiscal year ended November 30, 1995, an increase of 3.7%. Revenues from Customized Billing Outsourcing Services were $640,000 for the fiscal year ended November 30, 1996 compared with $330,000 for the fiscal year ended November
30, 1995. Revenues from System Sales were $5,430,000 for the fiscal year ended November 30, 1996 compared to $4,780,000 for the fiscal year ended November
30, 1995, an increase of 13.6%. This increase was mainly attributable to the RATEX division acquired in March 1995, which contributed an approximately $700,000 in additional revenue. GoodNet, the Internet related services division contributed approximately $2,240,000 in revenue for the fiscal year ended November 30, 1996.

	Total gross profit increased by 16.9% to $9,082,850 for the fiscal year ended November 30, 1996 compared to $7,772,855 for the fiscal year ended November 30, 1995. Cost of goods sold was approximately 76% of STS
Outsourcing Program revenues for the fiscal year ended November 30, 1996. This represents a three percent (3%) increase over the fiscal year ended
November 30, 1995. The Company anticipated this increase due to increasing competition in the STS Outsourcing Program marketplace. Cost of goods sold as a percentage of system sale revenues was approximately 30% for the fiscal year ended November 30, 1996 compared to 24% for the fiscal year ended
November 30, 1995. Cost of goods sold for GoodNet's dial-up business was approximately 30% while ATM cost of goods exceeded ATM revenue as anticipated.

	Overall operating expenses increased by 37.2%, or $2,223,552, in fiscal 1996 to $8,204,346 from $5,980,794 in fiscal 1995. This was primarily due to the acquisition of the GoodNet division (which contributed approximately $1,500,000 in SG&A expenses) and an increase in the number of employees hired for sales and marketing, and customer support, representing approximately $600,000 of the remaining increase.

	Net income decreased to $776,577 in fiscal 1996 from $1,145,792 in fiscal 1995 primarily due to a $400,000 operating loss realized by GoodNet.

	The Company capitalized approximately $280,000 in development expenditures during fiscal 1996 mainly for the enhancement of the existing text-based telemanagement software modules to a "Client/Server" and "Graphical User Interface" environment.

Contingencies

By letter dated November 7, 1996, prior owners of GoodNet, LLC notified the Company that they intend to exercise their alleged right to repurchase all of the assets which GoodNet, LLC, had sold to Telesoft Acquisition Corp. II in April 1996 (Note 19). The Company disputes the rights of the prior owners to repurchase the assets. The parties are currently negotiating a settlement of this matter. A draft settlement agreement is now being circulated and finalized, although any settlement will not be final until definitive documents are executed by all parties. At the present time, it is not possible to

Future Expectations

	It is anticipated that the cost of human resources will grow significantly as the Company increases its employee base to expand its products, services, and market penetration with a significant emphasis on the marketing of high-speed dedicated access lines to the Internet. This increase will ensure adequate research and development, and sales and support for anticipated short and long-term growth.

	This form 10-KSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to expand GoodNet's ATM backbone, reduce the high turnover rate of GoodNet's dial-up subscribers, and introduce and implement of the TelMaster product. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

Liquidity and Capital Resources

	The Company obtained a line of credit of $1,000,000 during fiscal 1996. The credit line has been used for seasonal fluctuations in cash flow. The credit line is typically used during the summer months due to the high demand for cash from new system and STS Outsourcing Program installations for the following fall season.

	At November 30, 1996, the Company had cash of $219,023 and short term investments of $3,503,332. The Company believes that present cash reserves available under the existing line of credit, along with anticipated cash flows from its operations will be adequate to supply currently anticipated operating requirements for the next twelve (12) months for the Company.

Seasonality

	The Company generally completes the sale of the majority of STS Outsourcing Program and STS Program system installations in the higher education industry during the spring and early summer months. The implementation and installation of these systems and services occurs during the summer months. Revenues derived from STS Outsourcing Programs begin in the fall and weaken during the Christmas holiday and the summer months when university students are on vacation. As a result, the Company's revenues have consistently been highest during the second and fourth quarters.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


	The financial statements and schedules are included herewith commencing on page F-1.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

	In January, 1997, the Registrant, acting at the direction of its Board of Directors, informed Semple & Cooper, PLC, that it desired to obtain proposals for its November 30, 1996 audit from a national CPA firm. In February, 1997, the Registrant selected Coopers & Lybrand, LLP as its new independent accountants.

	There has been no disagreement on accounting and financial disclosure with the Company's accountants within the two years prior to the date of the most recent financial statements requiring disclosure under this item and any accountants' reports on the financial statements of the Company for the past two years has contained no adverse opinion and no disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.


PART III


	As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the
Company's definitive Proxy Statement for its 1997 Annual Meeting of
Stockholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:


	Material in Proxy Statement for 1997 Annual Meeting which is incorporated herein by reference


	Item No. and Item Caption				                      Proxy
                                               Statement Caption

10	 Directors and Executive Officers 			      "Directors and Executive
   	of the Registrant		                 			      Officers"

11	 Executive Compensation				                "Executive Compensation"

12	Security Ownership of Certain Beneficial	 	"Security Ownership of Principal
 	 Owners and Management				                    Stockholders and Management"

13	Certain Relationships and Related			       "Certain Transactions"
  	Transactions



	PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K.

 (a)(1)  Financial Statements

 The following financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this report:

 Consolidated Balance Sheet as of November 30, 1996;
 Consolidated Statements of Operations for the fiscal years ended November 30,
      1996 and 1995;
 Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended November 30, 1996 and 1995;
 Consolidated Statements of Cash Flows for the fiscal years ended
      November 30, 1996 and 1995;
	and Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

	None.

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is otherwise included in the consolidated financial statements and the notes thereto.

	(a)(3)  Exhibits

	The following Exhibits are filed herewith pursuant to Ruse 601 of Regulation
S-K and paragraph (c) of this item 14.

         No.				  	Description	                    	            	Reference

         10				    1996 Incentive Stock Option Plan			                 *

         10.1			   1996 Restricted Stock Plan     		 	                 *

         11				    Earnings per common and common equivalent share	    *

         23				    Consent of Independent Certified Accountants	       *

         99			    	Form 8-K filed February 7, 1997			                  *

         99.1 			  Form 8-K/A filed February 27, 1997		                *


*  Filed herewith

	(b)  Current Reports on Form 8-K

	The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1996.

	SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					TELESOFT CORP.


Dated: March 4, 1997      By     /S/ Joseph W. Zerbib
                       					    Joseph W. Zerbib,
                       					    President and Principal Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title				                         Date

/s/ Joseph W. Zerbib					                March 4, 1997
Joseph W. Zerbib,
President, Principal Executive Officer and Director

/s/ Thierry E. Zerbib					               March 4, 1997
Thierry E. Zerbib, Vice President - Technologies,
Secretary and Director

/s/ Brian H. Loeb						                  March 4, 1997
Brian H. Loeb, Vice President - Marketing,
Sales and Operations and Director

/s/ Michael F. Zerbib					               March 4, 1997
Michael F. Zerbib, Chief Financial Officer,
Treasurer and Director

/s/ Cecile Silverman					                March 4, 1997
Cecile Silverman, Director

/s/ Kalvan Swanky					                   March 4, 1997
Kalvan Swanky, Director

FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Telesoft Corp. and Subsidiaries

We have audited the consolidated balance sheet of Telesoft Corp. and Subsidiaries (the "Company") as of November 30, 1996, and the related consolidated statements of operations, changed in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility it to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 1996, and the consolidated results of their operations and their cash flows for the year ended November 30, 1996, in conformity with generally accepted accounting principles.

                                /s/ COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
March 3, 1996



                    INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Telesoft Corp. and Subsidiary

We have audited the accompanying consolidated statements of operations, changed in stockholders' equity, and cash flows for the year ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholder's equity, and cash flows of Telesoft Corp. and subsidiary for the year ended November 30th, 1995, in conformity with generally accepted accounting principles.
/s/ Semple & Cooper, P.L.C.


TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
November 30, 1996


ASSETS

Cash and cash equivalents			 	                        $        219,023
Investment securities			              			                     	703,332
Accounts receivable, net of allowance for
   uncollectibles of $708,127		                              5,678,469
Inventory				                                				              474,254
Deferred taxes								                                         234,300
Income taxes receivable				                               				 147,242
Note receivable from related party						                       208,635
Other									                                                 194,834
                                              								----------------
Total Current Assets							                                  7,860,089
                                             									----------------

Investment securities			                      				           2,800,000
Property and equipment, net						                            2,094,952
Computer software costs, net						                             605,912
Intangibles, net								                                     1,136,898
Other									                                                 155,085
                                             									----------------
Total Assets								                                  $     14,652,936
                                             									================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities					         $      4,085,134
Deferred revenue								                                       526,351
                                             									----------------
Total Current Liabilities							                             4,611,485

Deferred taxes								                                         153,500
                                             									----------------
Total Liabilities								                                    4,764,985
									                                             ----------------

Commitments and contingencies (Notes 15,16)

Stockholders Equity:
  Common Stock, 50,000,000 shares of common
     stock, no par value
     authorized; 3,818,333 issued and outstanding           7,423,928
  Retained earnings							                                  2,464,023
                                                      ---------------
 Stockholders' Equity							                                9,887,951
                                               							---------------

Total Liabilities and Stockholders' Equity			      		 $    14,652,936
                                             									===============

The Accompanying Notes are an Integral Part of the Consolidated Financial
Statements

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended November 30, 1996 and 1995

                                         					1996		               1995

Sales, net			                         $      23,313,280     $   19,340,905
Termination Fees		                                -                236,000
                                				  -----------------     --------------
                            								         23,313,280         19,576,905

Cost of Sales		                              14,230,430         11,804,050
                               				  -------------------    --------------
                              				            9,082,850          7,772,855
General and Administrative
  Expenses			                                 8,204,346          5,980,794
                              				   ------------------      -------------
                            				                878,504          1,792,061
                               				  ------------------      ------------
Other Income (Expense):
  Interest Income			                            308,297            183,023
  Interest Expense		                             (3,122)           (19,410)
  Other Income			                                   598                 -
                             				    ------------------     --------------
                           				                 305,773            163,613
                               				  ------------------     --------------
Income before Provision
   for Income Taxes		                         1,184,277          1,955,674

Provision for Income Taxes	                    (407,700)          (809,882)
				                                 ------------------    ----------------
Net Income			                         $         776,577    $      1,145,792
                                				  =================    ================

Earnings per Share		                  $            0.20    $           0.38
                                     	-----------------    ----------------

Weighted Average Number of
Shares Outstanding		                          3,817,130           2,977,272
                                				  =================    ================

The Accompanying Notes are an Integral Part of the Consolidated Financial
Statements

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended November 30, 1996 and 1995

                                         				Common Stock
                                     					-------------------
                                 					Number of
                                			    Shares 			                     Retained
                                  			Outstanding	       Amount   	    Earnings


Balance, November 30, 1994  (a)       	2,350,000   $    179,969 	 $    541,654


Initial Public Offering:
  June,1995, net of costs of
  $ 1,478,841                   			   	1,437,500      7,146,159            -

Issuance of warrants	                        -              100            -

Net income			                                -                -      1,145,792
                               				   	----------     ----------	  ------------


Balance, November 30, 1995		           3,787,500      7,326,228      1,687,446

Restricted Stock Issued in
  Connection with GoodNet LLC
  Acquisition (Note 19)			                30,833         97,700 		           -

Net income			                                -                -        776,577
                                  				------------    -----------	  ------------

Balance November 30, 1996	           	 3,818,333   $  7,423,928    $ 2,464,023
                                  					=========     ===========   	 ==========


(a) The number of shares outstanding at November 30, 1994 has been restated to reflect the 39.1667 for 1 stock split effective April 3, 1995.

The Accompanying Notes are an Integral Part of the Consolidated Financial
Statements

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 1996 and 1995

        							                                       1996			          1995


Cash flows from operating activities:
  Cash received from customers	                    		$  21,553,215  	 $   18,463,067
  Cash paid to suppliers and employees		               (21,856,978)      (17,710,823)
  Interest paid					                                        (3,121)	         (19,410)
  Interest received			                	                    270,241 	         183,023
  Income taxes paid				                                 (1,214,485)         (279,629)
                                             						  -------------	    --------------

Net cash (used in) provided by operating activities	 $  (1,251,128)	  $      636,228
                                             						  --------------    --------------
Cash flows from investing activities:
  Purchase of property and equipment		                  (1,442,198)	        (706,268)
  Computer software costs				                             (276,472)	        (449,202)
  Disbursements for notes receivable from related parties (393,053)	        (220,000)
  Collection of notes receivable from related parties	     191,548 	      	  220,000
  Payments for covenant not-to-compete		                         - 	         (25,000)
  Payments for Purchase of GoodNet, LLC, net of cash
      acquired, and purchase of customer base		           (887,515)	              -
  Purchase of Investments				                           (3,503,332)	              -
                               				              		  -------------	    --------------
Net cash used in investing activities		              $  (6,311,022) 	  $  (1,180,470)
                                             						  --------------	   --------------
Cash flows from financing activities:
  Proceeds from notes payable			                         1,200,000 	              -
  Payment of notes payable			                           (1,210,742)	         (312,001)
  Payments for deferred offering costs		                         - 	         (424,348)
  Proceeds from issuance of stock			                             -          7,621,350
                                              					  --------------	   ----------------
 Net cash (used in) provided by financing activities	      (10,742)	        6,885,001
                                                     -------------	    ----------------

Net (decrease) increase in cash and cash equivalents    (7,572,892)  	      6,340,759

Cash and cash equivalents at beginning of fiscal year    7,791,915 	        1,451,156
                                             						  --------------	  ----------------
Cash and cash equivalents at end of fiscal year	     $     219,023 	  $     7,791,915
                                             						  ==============	  ================




The Accompanying Notes are an Integral Part of the Consolidated Financial
Statements

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) for the years ended November 30, 1996 and 1995

                                                				  1996	      1995

Reconciliation of Net Income to Net Cash
   (Used In) Provided By Operating Activities

 Net Income                                     				 	$	776,577 	$	1,145,792

 Adjustments to reconcile net income to net cash (used in) provided by operating activities:

   Depreciation and amortization 			                    643,049 		   347,204

 Changes in Assets and Liabilities:

   Accounts receivable 			                           (1,238,357)	   (876,320)
   Inventory 					                                      (23,683)     (37,891)
   Other current assets 				                           (127,377)     (72,850)
   Deferred taxes 				                                  (42,200)       6,800
   Other assets 					                                  (135,970)	   (113,813)
   Accounts payable and accured liabilities 		         (390,923)	   (398,466)
   Deferred revenue 			                                  52,341      112,319
   Income taxes payable 			                            (617,343)     523,453
   Income taxes receivable 			                         (147,242)           -
						                                              ------------     --------
                                   						            (2,027,705)    (509,564)
                                            	 				  ------------    ---------
 Net cash (used in) provided by operating
     activities 					                              $ (1,251,128)	  $  636,228
                                           						   ============  ===========

Supplemental disclosure of investing and financing activities:

During the year ended November 30, 1996, the company issued 30,833 shares of restricted common stock valued at $97,700 as partial payment for the acquisition of the net assets of GoodNet, LLC.

During the year ended November 30, 1995, the company transferred property and equipment in the amount of $153,743 to inventory.

During the year ended November 30, 1995, the company issued common stock for proceeds of
$7,621,350, which was net of commissions and other offering costs of $1,003,750.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies:

Nature of Corporation:  Telesoft Corp. (the "Company" or "Telesoft"), an
Arizona corporation, 	was incorporated on May 5, 1982.   The Company provides
four principal product lines and 	services:  long distance, telecommunications
division, dba Student Telephone Services (STS); 	Customized Billing Outsourcing
Services;  computer software and hardware sales, dba Sunbelt Business Computers
(SBC) or RATEX; and Internet related services (GoodNet). The long distance and telecommunications division is primarily involved in the design, distribution, installation, and maintenance of computer hardware and software.

The Company originally operated as B.P. & J. Investors, Ltd., dba Sunbelt
Business Computers.  	Effective April 12, 1995, the Company changed its name
to Telesoft Corp.

Acquisitions:

During the fiscal year ended November 30, 1996, the Company incorporated a wholly-owned subsidiary, Telesoft Acquisition Corp II. Telesoft Acquisition Corp II. is a corporation whose primary business activity is to acquire other businesses. Subsequent to the incorporation of Telesoft Acquisition Corp II., it acquired the net assets of GoodNet LLC. (See "Acquisitions", note 19)

During the fiscal year ended November 30, 1996, the Company also acquired the equipment and customer bases of NetZone LLC and Internet Direct, Inc.
(See "Acquisitions", note 19)

Principles of Consolidation

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly-owned subsidiaries, Telesoft Acquisition Corp and Telesoft Acquisition Corp II. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to makes estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents for the purposes of reporting cash flows.

Investments

The Company has classified its entire investment portfolio as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

Inventory

Inventory is stated at the lower of cost, first-in, first-out (FIFO) method, or market. Inventory quantities are reviewed periodically for obsolescence.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three to seven years. The gain or loss on disposal of assets is reflected in earnings, and the cost and related accumulated depreciation are removed from the accounts. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurre. Depreciation expense was $471,263 and $265,988 for the fiscal years ended November 30, 1996 and 1995, respectively.

Computer Software Costs

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board Statement No. 86. Software development costs not qualifying for capitalization are expensed as research and development costs. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the product's remaining estimated economic life or the ratio of the current year's gross revenues to the total of a product's current year and anticipated revenues. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records writedowns for any products for which net book value is in excess of net realizable value.

Intangibles

Amortization of intangibles is on a straight-line basis as follows:

			Covenant Not-to-Compete		3 years
			Goodwill		              	5 years
			Customer Base		         	5 years

The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life can be recovered through estimated future undiscounted operating income, excluding amortization.

Deferred Revenue

Deferred revenue represents deferred income from maintenance contracts. The income is recognized ratably over the applicable lives of the respective contracts.

1.	Summary of Significant Accounting Policies: (Continued)

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Revenue Recognition

The Company recognizes revenues as follows: Systems sales and software revenue is recognized when the equipment and software has been delivered and installed; Revenues from collection of long-distance charges is recognized as the charges are incurred. The Company accrues revenues from customers based upon actual usage as reported on billings received from long-distance carriers and estimates of the amount of unbilled revenues based upon the number of days in the billing cycle and past usage by customers; GoodNet charges a fixed flat rate for Internet access. Revenues are recognized in the month the service is provided to users. Fees collected in advance of usage are deferred.

Stock Compensation

In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation
("SFAS No. 123"), which will be effective for the year ended November 30, 1997. The Company anticipates adopting the disclosure-only provisions of SFAS No. 123.


Earnings Per Share

Earnings per share are based upon the weighted average number of shares of common stock outstanding during the fiscal year. The effect of stock options (Note 12) as common stock equivalents is less than 3% dilutive and therefore is not included in the computation.

2.	Concentration of Credit Risk:

The Company maintains cash balances at various financial institutions. Deposits not in excess of $100,000, on deposit at each institution, are insured by the Federal Deposit Insurance Corporation. At November 30, 1996, the Company had uninsured cash and cash equivalent bank balances of approximately $603,000.

Suppliers

The Company is provided a significant portion of its long-distance telecommunications services by one telecommunications company. For the fiscal years ended November 30, 1996 and 1995, fees paid to this company totaled approximately $3,270,000 and $5,850,000. As of November 30, 1996, the outstanding amount due to the service provider was approximately $665,000.

Customers

For the fiscal years ended November 30, 1996 and 1995, the Company had one customer representing nine and ten percent of total revenues, respectively. As of November 30, 1996, the account receivable outstanding from this customer was $321,895.

3.	Investment Securities:

The amortized cost and fair value (based on quoted market prices) of debt securities at November 30, 1996 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    						 	 	  Securities Available-for-Sale
                              	 	 	 	 	 	 	 	 	    	 Amortized								Fair
                                                		      Cost 									Value
	Debt securities, maturity less than one year 	     $   703,332	  $   703,332
	Debt securities, maturity greater than 10 years 	    2,800,000 	   2,800,000
                                                  	 -----------	 	 ----------
	 	Total securities available-for-sale 	       	 	  $ 3,503,332   $ 3,503,332
                                                    ===========   ===========

4.	Accounts Receivable:

At November 30, 1996, accounts receivable include billed and unbilled amounts as follows:

   	Billed		                    	 	$	4,889,250
  	 Unbilled 	                  		  	1,497,346
					                              -----------
                               						6,386,596
	Less: allowance for uncollectibles 		(708,127)
					                              -----------
                            		 		 	$	5,678,469
                              			 ============

Unbilled accounts receivable represent amounts earned but not billed for long-distance telephone services.

5.	Inventory:

At November 30, 1996, inventory consists of:

   	Parts and equipment 	   $	128,149
   	Finished products 		      346,105
			                         ---------

                        				$	474,254
                       				 =========

6.	Property and Equipment:

At November 30, 1996, property and equipment consists of:

    	Equipment	                   	   $ 	2,565,915
    	Vehicles         		                    40,284
    	Furniture and fixtures 	        	     195,944
     Leasehold improvements  	              39,764
     Property leased to others        	 	  507,464
                       			             -----------
                                   	 				3,349,371
	    Less:  accumulated
    	depreciation and amortization      (1,254,419)
                       			             ------------
                                 				 $ 	2,094,952
                                  				 ============

7.      Computer Software Cost:

At November 30, 1996, computer software costs capitalized are:

         Computer software 	         	 $	   1,115,385
         Accumulated amortization  	      	  (509,473)
                       			              -------------
                                   				$ 	    605,912
                                   				 =============

Amortization expense relating to computer software cost during the years ended November 30, 1996 and 1995 was $104,247 and $74,966, respectively.

8.	Intangibles:

At November 30, 1996, intangibles consist of:

	      Covenant Not-to-Compete 	      $	      25,000
      	Goodwill 		                         		785,000
      	Customer Base                     				400,687
                                       -------------
                          				  	          1,210,687

	      Less:  accumulated amortization    	 	(73,789)
                                  				 -------------
                               	 			 	$    1,136,898
                                  				 =============


Amortization expense relating to intangibles during the years ended November 30, 1996 and 1995 was $67,539 and $6,250, respectively.

9.	Line of Credit:

The Company has available a $1,000,000 operating line of credit, expiring April 15, 1997. Interest is payable monthly at the bank's prime rate plus one-half percent. The line of credit is collateralized by various corporate assets and requires compliance with various loan covenants. As of November 30, 1996, there were no balances outstanding on this operating line of credit.

10.	Income Taxes:

The components of the provision for income taxes for the years ended
November 30, 1996 and 1995 consist 	of:

                                              		 	1996 	    		   1995

	Current                                     			$ 	449,900   		$	803,082
	Deferred 		 		                                    (42,200) 	 	    6,800
					                                           -----------    ---------
	Provision for income taxes 	                   $ 	407,700 		  $	809,882
                                         					 ===========    ==========

The Company's tax expense differs from the expense calculated using the statutory federal income tax rate for the following reasons:

                                             					 	1996 	        		1995

 Federal income tax expense at statutory rate   $ 	400,000 	  	$	675,000
	Tax exempt interest income		                      (40,000)  	 	       -
	State taxes, net of federal benefit 		             47,700     		134,882
                                         					  ----------     ---------
	Provision for income taxes                    	$ 	407,700 	   $	809,882
                                          					 ==========     =========


The income tax effect of temporary differences between financial and tax reporting gives raise to the deferred income tax assets and liabilities as follows:

	Current asset:
	    Allowance for uncollectibles 	$ 	 234,300

	Non-Current Liability:
	    Accumulated depreciation	       	(166,100)
	    Accumulated amortization 	 	       12,600
                           	 	 	 		------------

 	Net deferred tax asset 	 	       $ 	   80,800
                              					============

The Company believes that it is more likely than not that they will realize the net deferred tax asset based upon the Company's expected future profitability. Accordingly, no valuation allowance has been provided.

11.  Stockholders' Equity:

Stock Split

Effective April 3, 1995, the stockholders of the Company approved a split of the existing 60,000 shares of outstanding common stock on a 39.1667 for 1 basis, or 2,350,000 shares outstanding after the split. All share amounts have been restated to reflect the stock split.

Serial Preferred Stock

The Company is authorized to issue 10,000,000 shares of serial preferred stock, no par value. As of November 30, 1996, there were no shares issued or outstanding.

Common Stock Warrants

During the year ended November 30, 1995, the Company issued 125,000 common stock warrants to the Underwriters of the Company's initial public offering in exchange for $100. The warrants are exercisable at $7.20 per warrant for a period of four years beginning July 1, 1996. As of November 30, 1996, 125,000 common stock warrants were outstanding.

Dividend Policy

The Company has no limitations or restrictions for declaring dividends. As of November 30, 1996, no dividends have been declared.

12.	Stock Plans:

Effective February 1, 1995, the Board of Directors adopted two stock plans, the 1995 Incentive Stock Option Plan (ISOP) and the 1995 Restricted Stock Plan. Under the 1995 Plans, a total of 264,000 shares are reserved for
issuance at the discretion of the compensation committee.   Effective
April 15, 1996, the Board of Directors adopted two additional stock plans, the 1996 ISOP and the 1996 Restricted Stock Plan. These Plans were approved by the shareholders on August 7, 1996. Under the 1996 Plans, a total of 260,000 shares are reserved for issuance at the discretion of the compensation committee.

The Company's stock plans, approved by the shareholders, provide for grants of nonqualified or incentive stock options and restricted stock awards. All plans are administered by the Company and the Compensation Committee of the
Board of Directors ("Committee") comprised of outside directors.   Incentive
stock options may be granted under the 1995 and 1996 ISOP for terms of up to ten years at an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant, and 85% of the fair market value in the case of nonstatutory options, except that incentive options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporations, must have an exercise price at least equal to 110% of the fair market value of the Company's common stock on the date of grant. Options granted become exercisable in installments of 25% per year commencing one year from the date of grant or over a vesting period determined by the
Committee.   During the year ended November 30, 1996 and November 30, 1995,
112,000 and 164,000 common stock options, respectively, were issued to persons owning greater than 10% of the Company's currently outstanding common stock.

12.	Stock Plans: (Continued)

Restricted stock awards issued under the restricted stock plans provide that shares awarded may not be sold or otherwise transferred until restrictions as established by the Committee have lapsed. Upon termination of employment, death, retirement or permanent disability, the restrictions imposed shall lapse, with the consent of the Board . There were no shares of restricted stock issued under the 1995 or 1996 Restricted Stock Plans at November 30, 1996.

The following table summarizes stock option activity:
                                	 						  Stock		             Price
	 	1995 ISOP 	 	 	 	                      Options 	       	 Per Share


	Outstanding at November 30, 1994 		         - 	            	$    -
	Granted 				                           		264,000  	             6-7
	Expired or canceled                         -
                    	                     --------
	Outstanding at November 30, 1995        	264,000 		             6-7
	Granted
	Expired or canceled 	             	   		    (500)       	 	      6
                      						              --------           --------

	Outstanding at November 30, 1996       		263,500          	 $    6-7
                                   							========           ========

                                   							  Stock		            Price
 	1996 ISOP 	 	 	 	                        Options 	  	      Per Share

	Outstanding at November 30, 1995 		          -	 	            $    -
	Granted 	                             				246,000  	            3-5
	Expired or canceled	                   	   (2,600)	              5
                               										  --------           ---------
	Outstanding at November 30, 1996 	        243,400 	             3-5
	                        						            ========           =========

	Exercisable at:
		November 30, 1995			                        -              	$   -
		November 30, 1996 		                     263,500 	             6-7

	Available for grant at:  (a)
		November 30, 1995 	                    		   -
		November 30, 1996 	                   		  17,000

(a) Available for grant includes shares which may be granted as either stock options or restricted stock, as determined by the Committee.

Other Options

During the fiscal year ended November 30, 1996, the Company issued 20,000 options with an exercise price of $5.625 to the Company's public relations firm. Additionally, the Company issued 2,000 options with an exercise price of $4.75 and 2,000 options with exercise price of $3.00 per share to the Company's outside directors in connection with board meetings.

13.   Related Party Transactions:

Lease Commitment

The Company leases its office facilities under a month-to-month operating lease agreement from the President. Rent expense was $83,737 and $84,390, respectively, for the fiscal years ended November 30, 1996 and 1995.
In addition, the Company pays all utilities, insurance and property taxes.

Note receivable

During the fiscal year ended November 30, 1996, the Company issued a line of credit to a related party in the amount of $225,000. The line of credit earns interest at the rate of 6% per annum and is due in full on November 30, 1997. At November 30, 1996, the balance outstanding balance was $208,635, including accrued interest.

14.	Employee Benefit Plans:

The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees. Under the terms of the plan, the employees may elect to contribute a portion of their salary to the plan. The Company has agreed to make matching contributions equal to fifty percent of the first $500 in deferred compensation plus twenty-five percent of deferrals in excess of $1,000. In addition, the Company may make discretionary contributions to the plan. For the fiscal years ended November 30, 1996 and 1995, contributions were $22,904 and $32,767, respectively.

15.	Contingencies:

During the fiscal year ended November 30, 1995, the Company was involved in litigation with its primary provider of long-distance services, alleging a breach of duty by the Company. A settlement agreement was reached wherein the Company paid the long-distance carrier all fees owed to the carrier and received its fee for early termination of services in the approximate amount of $236,000.

By letter dated November 7, 1996, prior owners of GoodNet, LLC notified the Company that they intend to exercise their alleged right to repurchase all of the assets which GoodNet, LLC, had sold to Telesoft Acquisition Corp. II in April 1996 (Note 19). The Company disputes the rights of the prior owners to repurchase the assets. The parties are currently negotiating a settlement of this matter. A draft settlement agreement is now being circulated and finalized, although any settlement will not be final until definitive documents are executed by all parties. At the present time, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or a range of potential loss, if any, which may be experienced by the Company if this matter is not resolved.

16.	Commitments:

The Company is obligated under long-term operating leases for office facilities through the year 2006.

As of November 30, 1996, future minimum lease payments due under the non-cancelable operating lease agreements are as follows:

 	Fiscal Year Ending
 	   November 30,

  	   1997  	      	$ 	   177,384
	     1998  			           379,879
	     1999  			           413,342
  	   2000  		        	   420,422
	  Thereafter 	        	3,478,467
	 	 	               ------------
 	 Total 	         	$  	4,869,494
                			 =============

Rent expense under all operating leases, including related party lease, amounted to approximately $199,500 and $132,000 for the years ended November 30, 1996 and 1995, respectively.

17.	Operating Leases:

The Company is the lessor of equipment under operating lease agreements expiring through June 2000. The equipment had an original cost basis of $507,464. Accumulated depreciation was $312,283 as of November 30, 1996. During the fiscal years ended November 30, 1996 and 1995, the Company received $ 181,628 and $ 162,759, respectively under this agreement.

The Company is also the sublessor of office space (Note 16) mentioned above in Tempe, Arizona. The lease agreement expires in March 2000. During the fiscal year ended November 30, 1996, the Company received $7,456 under this agreement.

As of November 30, 1996, a schedule of future minimum rentals to be received under non-cancelable lease agreements was as follows:

    Fiscal Year Ending            	 		Amount
       November 30,

          	1997  	 	              $  	180,848
          	1998  			                	  75,800
          	1999       	           			  76,720
          	2000                  				  57,400
	 	 	 	                           -----------
Total future minimum rentals      	$ 	390,768
                         	 	 	 	  ============


18.	Research and Development:

Research and development costs for the fiscal years ended November 30, 1996 and 1995 were $266,000 and $131,000, respectively.

19.	Acquisitions:

GoodNet

During the fiscal year ended November 30, 1996, the Company acquired proprietary software and other net assets relating to GoodNet LLC in exchange for $115,000 cash, 30,833 restricted shares of the Company's common stock valued at $97,700 and additional costs associated with the purchase. The Company may also issue up to an additional 300,000 restricted shares of the Company's common stock based upon the weighted average net income of the Internet related services division for the four, six month periods commencing March 1, 1996 through February 28, 1998 reaching $1,013,820. If the
Company sells substantially all of its assets to a third party on or prior to February 28, 1998, the Company will issue all 300,000 shares to seller as if all tests had been met. GoodNet provides Internet-related services, including high speed dedicated lines, telephone dial-up access, as well as design implementation and hosting for home pages on the World Wide Web.

The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets and liabilities as follows:

                           			 		     April 30,
				     	                              1996

	Cash 			                       	$       21,485
	Receivables	 		                         82,033
	Property, plant and equipment  	        92,141
	Goodwill 		  	                         400,687
 Current liabilities 		                 (69,452)
	Notes payable 		                	     (263,705)
	Deferred revenues 		                   (25,859)
                            					 --------------
                           	 	 		 $     237,330
                             				 ==============

Other

The Company also acquired equipment and dial-up access and dedicated Internet accounts from two local Internet providers, NetZone LLC and Internet Direct, Inc. in exchange for $425,000 and $440,000 cash, respectively. Of these amounts, $785,000 was allocated to customer base and $80,000 to equipment.

19.	Acquisitions: (Continued)

Consolidated operating results include the operations of GoodNet, LLC subsequent to the acquisition date.  Unaudited pro-forma operating results for the years ended November 30, 1996 and 1995, assuming the acquisition had occurred at the beginning of each year are as follows:
                		 	 	               1996 	   	       	1995
	  		                                    		(Unaudited)

	Revenues  	                    $ 	23,725,893	     $	19,830,418
	Income before taxes 	           	  1,007,765   		    1,750,445
	Net income 	 	     	                 661,065 	 	     1,025,745
	Earnings per common share     $         0.17  	    $      0.34

(a) The unaudited pro-forma operating results for 1996 and 1995 have been adjusted to reflect the amortization of goodwill in connection with the purchase of GoodNet, LLC for the period from December 1, 1995 through the date of acquisition, April 30, 1996.

The unaudited pro-forma operating results are presented for informational purposes only. Accordingly, they are not necessarily indicative of the operating results that would have occurred had the acquisition of GoodNet, LLC been consummated as of December 1, 1994, nor are they necessarily indicative of future operating results.