Form 10KSB/A
period 1996-11-30
TELESOFT CORP
filed 1997-03-10
CIK 944142

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

	YES      X       NO

Check if there is no disclosure of delinquent filings in this Form and no disclosure will be contained in the definitive Proxy Statement incorporated by
reference in Part III of this Form 10-KSB/A.       X

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

Sales and Marketing

	The Company's sales staff consists of 20 persons who are responsible for all of the Company's marketing and sales efforts. The Company has agreements with certain of its key personel which contain confidentiality provisions and prohibits such persons from competing with the Company within certain territories during the term of their employment and for a period of six months thereafter. Sales personel are paid on both a salary and commission basis. The Company's executive officers also devote a substantial amount of their time to developing and maintaining personal relationships with the Company's customers and with prospective new customers.

	The Company's sales representatives contact Universities and other prospective customers through mail solicitations and through telemarketing to University telecommunications and bookstore administrators. The Company also promotes its product lines through advertising in national trade publications and attendance at national and regional trade shows which are held periodically throughout the year. Such trade shows include those for University telecommunication and bookstore administrators, and Internet service providers.

Research and Development

	The Company conducts an active and ongoing research and development program that focuses on developing new and improved software products, and particularly those which tie into or enhance existing programs.

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


ITEM 4.

	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


	No matter was submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.



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


	The number of beneficial holders of the Common Stock of the Company as of the close of business on February 11, 1997 was 572. Although the Company has no limitations or restrictions on declaring dividends, the Company has not declared or paid dividends on its Common Stock and does not expect to declare or pay dividends in fiscal 1997.

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

Contingencies

    By letter dated November 7, 1996, prior owners of GoodNet, LLC notified the Company that they intend to exercise their alleged right to repurchase all of the assets which GoodNet, LLC, had sold to Telesoft Acquisition Corp. II in April 1996 (Note 19). The Company disputes the rights of the prior owners to repurchase the assets. However, the Company believes that it is reasonably possible that these allegations could result in a settlement agreement.
The Company does not believe that a settlement will result in an adverse effect on the Company's financial statements.

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

	This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to expand GoodNet's ATM backbone, reduce the high turnover rate of GoodNet's dial-up subscribers, and introduce and implement of the TelMaster product. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

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


	Material in Proxy Statement for 1997 Annual Meeting which is incorporated herein by reference


	Item No. and Item Caption				                      Proxy
                                               Statement Caption

10	 Directors, Executive Officers, Promoters 			"Directors and Executive
   	and Control Persons; Compliance with       			      Officers"
    Section 16(a) of the Exchange Act

11	 Executive Compensation				                "Executive Compensation"

12	Security Ownership of Certain Beneficial	 	"Security Ownership of Principal
 	 Owners and Management				                    Stockholders and Management"

13	Certain Relationships and Related			       "Certain Transactions"
  	Transactions



	PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
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

         No.				  	Description	                    	               	Reference

         3.1       Amended and Restated Articles of Incorporation      (1)
                   of Registrant dated April 13, 1995

         3.2       Amended, Revised and Restated Bylaws of Registrant  (1)

         4.1       Form of Common Stock Certificate                    (1)

         10.1      1995 Incentive Stock Option Plan                    (1)

         10.2      1995 Restricted Stock Plan                          (1)

         10.3      Asset Purchase Agreement between Telesoft           (1)
                   Acquisition Corp., Uniquest Incorporated and CSI Acquisition Corp. dated March 13, 1995

         10.4      Form of Employment Agreement between the            (1)
                   Registrant and Joseph W. Zerbib effective as of the date of the Prospectus hereunder

         10.5      Form of Employment Agreement between the            (1)
                   Registrant and Thierry E. Zerbib effective as of the date of the Prospectus hereunder

         10.6      Form of Employment Agreement between the           (1)
                   Registrant and Brian H. Loeb effective as of the date of the Prospectus hereunder

         10.7      Form of Employment Agreement between the           (1)
                   Registrant and Michael F. Zerbib effective as of the date of the Prospectus hereunder

         10.8      Lease of principal executive officers, as          (1)
                   amended and extended

         10.9      Contract between Registrant and the University     (1)
                   of Delaware

         10.10	    1996 Incentive Stock Option Plan			                 *

         10.11		   1996 Restricted Stock Plan     		 	                 *

         11				    Statement Re: Computation of per share earnings     *

         16        Letter on Change in Certifying Accountants         (2)

         21        Subsidiaries of Registrant                          *
----------------------------

   *  Filed herewith
  (1) Filed with Registration Statement No. 33-91234-LA, dated June 30 1995
  (2) File with Current Report on Form 8-K/A, date February 27 1997
----------------------------
   (b)  Current reports on form 8-K

       	The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1996.

	SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					TELESOFT CORP.


Dated: March 7, 1997      By     /S/ Joseph W. Zerbib
                       					    Joseph W. Zerbib,
                       					    President and Principal Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title				                         Date

/s/ Joseph W. Zerbib					                March 7, 1997
Joseph W. Zerbib,
President, Principal Executive Officer and Director

/s/ Thierry E. Zerbib					                         March 7, 1997
Thierry E. Zerbib, Vice President - Technologies,
Secretary and Director

/s/ Brian H. Loeb						                            March 7, 1997
Brian H. Loeb, Vice President - Marketing,
Sales and Operations and Director

/s/ Michael F. Zerbib					                        March 7, 1997
Michael F. Zerbib, Chief Financial Officer,
Treasurer and Director

/s/ Cecile Silverman					                         March 7, 1997
Cecile Silverman, Director

/s/ Kalvan Swanky					                            March 7, 1997
Kalvan Swanky, Director

Telesoft Corp. and Subsidiaries


Form 10-KSB/A
Item A, Item 14(a)(1) and (2)
Index to Financial Statements


                                                          				Page
The following financial statements to be included
in Item 8 are listed below:

Reports of Independent Accountants                         F-2 -- F-3
Consolidated Balance Sheet as of November 30, 1996              F-4
Consolidated Statements of Operations for the years ended
  November 30, 1996 and 1995                                    F-5
Consolidated Statements of Changes in Stockholders' Equity for
  the years ended November 30, 1996 and 1995                     F-6
Consolidated Statements of Cash Flows for the years ended
  November 30, 1996 and 1995                                F-7 -- F-8
Notes to the Consolidated Financial Statement               F-9 -- F-22

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Telesoft Corp. and Subsidiaries

We have audited the consolidated balance sheet of Telesoft Corp. and Subsidiaries (the "Company") as of November 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
March 3, 1996

INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Telesoft Corp. and Subsidiary

We have audited the accompanying consolidated statements of operations, changed in stockholders' equity, and cash flows for the year ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholder's equity, and cash flows of Telesoft Corp. and subsidiary for the year ended November 30th, 1995, in conformity with generally accepted accounting principles.
/s/ Semple & Cooper, P.L.C.
Certified Public Accountants

Phoenix, Arizona

January 29, 1996

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
									                                             ----------------

Commitments and contingencies (Notes 15,16)

Stockholders Equity:
  Common Stock, 50,000,000 shares of common
     stock, no par value
     authorized; 3,818,333 issued and outstanding           7,343,859
  Additional Paid in Capital							                            80,069
Retained earnings							                                    2,464,023
                                                      ---------------
 Stockholders' Equity							                                9,887,951
                                               							---------------

Total Liabilities and Stockholders' Equity			      		 $    14,652,936
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
                                				  =================    ================

The Accompanying Notes are an Integral Part of the Consolidated Financial
Statements

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended November 30, 1996 and 1995

                                         				Common Stock
                                     					-------------------
                                 					Number of 		             Additional               Total
                                			    Shares 			              Paid-in       Retained  Stockholder's
                                  			Outstanding	       Amount Capital  	    Earnings    Equity


Balance, November 30, 1994  (a)       	2,350,000   $    100,000  $ 79,969 	 $ 541,654 $    721,623

Initial Public Offering:
  June,1995, net of costs of
  $ 1,478,841                   			   	1,437,500      7,146,159     -                    7,146,159

Issuance of warrants	                        -              100     -                          100

Net income			                                -                -     -       1,145,792    1,145,792
                               				   	----------     ----------	  -------  ---------   ----------


Balance, November 30, 1995		           3,787,500      7,246,159    80,069   1,687,446    9,013,674

Restricted Stock Issued in
  Connection with GoodNet LLC
  Acquisition (Note 19)			                30,833         97,700 		  -        -              97,700

Net income			                                -                -     -         776,577      776,577
                                  				------------    -----------	  ------------

Balance November 30, 1996	           	 3,818,333   $  7,343,859    $ 80,069 $ 2,464,023 $9,887,951
                                  					=========     ===========   	=======  ========== ==========


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
                                           						   ============  ===========

Supplemental disclosure of investing and financing activities:

During the year ended November 30, 1996, the company issued 30,833 shares of restricted common stock valued at $97,700 as partial payment for the acquisition of the net assets of GoodNet, LLC. (Note 19)

During the year ended November 30, 1995, the company transferred property and equipment in the amount of $153,743 to inventory.

During the year ended November 30, 1995, the company issued common stock for proceeds of
$7,146,159, which was net of commissions and other offering costs of $1,478,841.

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

The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life can be recovered through estimated future undiscounted cashflows.

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

Stock Compensation

In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation
("SFAS No. 123"), which will be effective for the year ending November 30, 1997. The Company anticipates adopting the disclosure-only provisions of SFAS No. 123.


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
                                          					 ==========     =========


The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets and liabilities as follows:

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

The following table summarizes stock option activity:
                                	 						  Stock		             Price
	 	1995 ISOP 	 	 	 	                      Options 	       	 Per Share


	Outstanding at November 30, 1994 		         - 	            	$    -
	Granted 				                           		264,000  	             6-7

                    	                     --------
	Outstanding at November 30, 1995        	264,000 		             6-7
	Granted
	Forfeited         	             	   		    (500)       	 	      6
                      						              --------           --------

	Outstanding at November 30, 1996       		263,500          	 $    6-7
                                   							========           ========

                                   							  Stock		            Price
 	1996 ISOP 	 	 	 	                        Options 	  	      Per Share

	Outstanding at November 30, 1995 		          -	 	            $    -
	Granted 	                             				246,000  	            3-5
	Forfeited          	                   	   (2,600)	              5
                               										  --------           ---------
	Outstanding at November 30, 1996 	        243,400 	             3-5
	                        						            ========           =========

	Exercisable at:
		November 30, 1995			                        -              	$   -
		November 30, 1996 		                     263,500 	             6-7

	Available for grant at:  (a)
		November 30, 1995 	                    		   -
		November 30, 1996 	                   		  17,000

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

Note receivable

During the fiscal year ended November 30, 1996, the Company issued a line of credit to a related party in the amount of $225,000. The line of credit earns interest at the rate of 6% per annum and is due in full on November 30, 1997. At November 30, 1996, the outstanding balance was $208,635, including accrued interest.

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

By letter dated November 7, 1996, prior owners of GoodNet, LLC notified the Company that they intend to exercise their alleged right to repurchase all of the assets which GoodNet, LLC, had sold to Telesoft Acquisition Corp. II in April 1996 (Note 19). The Company disputes the rights of the prior owners to repurchase the assets. However, the Company believes that it is reasonably possible that these allegations could result in a settlement agreement.
The Company does not believe that a settlement will result in an adverse effect on the Company's financial statements.

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