Form 10KSB/A
period 1995-11-30
TELESOFT CORP
filed 1997-04-14
CIK 944142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-KSB/A - 2

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

As of April 8, 1997, the number of shares of Common Stock outstanding was 3,818,333 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $7,517,000.

Documents Incorporated By Reference

Exhibit Index		Page 10



PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

	The following sets forth certain information with respect to directors and executive officers of the Company with the year in which each director's term expires in parentheses.

Name                     Age        Position With Company and Tenure

Joseph W. Zerbib          61     President and Director since 1982.  (1997)

Thierry E. Zerbib         35     Vice President - Software/Systems, Secretary
                                 and Director since 1982.  (1997)

Brian H. Loeb             35     Vice President - Marketing/Sales and
                                 Operations and Director since 1992.  (1997)

Michael F. Zerbib         30     Vice President - Finance, Treasurer and
                                 Director since 1990.  (1997)

Cecile Silverman          72     Director since 1995.  (1997)

Kalvan Swanky             33     Director since 1995.  (1997)



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

	Michael F. Zerbib has been with the Company since 1990 with main emphasis on service bureau sales and financial reporting. He holds a Bachelor of Science degree in finance and a Masters degree in taxation and financial accounting from Arizona State University.

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

	Kalvan Swanky has been employed for the past eleven years by Storage Technology Corporation, which develops, manufacturers and distributes computer memory devices. Mr. Swanky has held a number of positions with Storage Technology, most recently as Direct Sales Manager for Arizona and Nevada. He received a Bachelor of Science degree from the University of Colorado.

	Joseph W. Zerbib is the father of Thierry E. Zerbib and
Michael F. Zerbib and the father-in-law of Brian H. Loeb. Accordingly, Thierry E. Zerbib and Michael F. Zerbib are brothers and Brian H. Loeb is the brother-in-law of Thierry and Michael Zerbib.

Business of the Board of Directors

	During the fiscal year ended November 30, 1996, the Company's board of directors held five meetings. All directors attended these meetings, except Ms. Silverman who missed one meeting.

Compensation and Audit Committees

	The Board of Directors appointed Cecile Silverman and Kalvan Swanky to the Compensation and Audit Committees of the Board of Directors in June 1995 and they continue to serve in such capacity. Such persons are not officers or employees of the Company and thus are Independent Directors. Such individuals will not have any contractual or other relationships with the Company during the present fiscal year, except as directors.

	Audit Committee. The functions of the Audit Committee are to receive reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required; annually review and examine those matters that relate to a financial and performance audit of the Company's employee plans; recommend to the Company's board of directors the selection, retention and termination of the Company's independent accountants; review the professional services, proposed fees and independence of such accountants; and provide for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee held one meeting during the fiscal year ended November 30, 1996. See
"Compensation Committee Interlocks and Insider Participation" in the following section.

	Compensation Committee. The functions of the Compensation Committee are to review annually the performance of the chairman and president and of the other principal officers whose compensation is subject to the review and recommendation by the Committee to the Company's board of directors. Additionally, the Compensation Committee is to review compensation of outside directors for service on the Company's board of directors and for service on committees of the Company's board of directors, and to review the level and extent of applicable benefits provided by the Company with respect to automobiles, travel, insurance, health and medical coverage, stock options and other stock plans and benefits. The Compensation Committee had four meetings during the fiscal year ended November 30, 1996. See "Compensation Committee Interlocks and Insider Participation" in the following section.

	The Compensation Committee has adopted a policy that the Company should be competitive in total compensation and include as a part of total compensation opportunities for equity ownership and utilize incentives that offer competitive compensation. Pursuant to these policies, the Compensation Committee, in 1996, requested that the Company and its agents obtain more specific information regarding the Company's competitors and the industry generally, with respect to compensation and options. As a result of information received pursuant to this request, the Compensation Committee made recommendations regarding executive compensation to the board of directors and action was taken by the board at its 1996 annual meeting in response to such recommendations.

Compensation Committee Interlocks and Insider Participation

	Cecile Silverman and Kalvan Swanky serve as members of the Compensation Committee. They were appointed in June 1995 and continue to serve in such capacity. These persons are non-employee directors for purposes of administering the 1995 and 1996 Incentive Stock Option Plan under SEC Rule 16(b)(3).

Director Compensation

	Directors receive no compensation for their services as members of the Board of Directors. However, the Company may reimburse the independent directors for their reasonable out-of-pocket expenses in connection with their attendance at meetings. Also, in 1996 the Company issued 1,000 stock options each to Ms. Silverman and Mr. Swanky. See
Item 11, Security Ownership of Certain Beneficial Owners and
Management.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

	The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals and group for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 1996, 1995 and 1994.

                                                                Long Term Compensation (1)

                              Annual Compensation                      Awards         Payouts
                                                   Other                                        All
                                                   Annual       Restricted                      Other
Name and                                           Compen-      Stock       Options/  LTIP      Compen-
Principal Position    Year   Salary(2)    Bonus    sation       Awards      SARs      Payouts   sation

Joseph W. Zerbib	     1996   $108,000       0        0            0          26,000     0       0
President             1995   $120,000       0        0            0          41,000     0       0
                      1994   $144,000     $115,000   0            0          0          0       0

Thierry E. Zerbib	    1996   $126,000       0        0            0          21,000     0       0
Vice President -      1995   $120,000       0        0            0          41,000     0       0
Software/Systems and  1994   $144,000     $398,500   0            0          0          0       0
Secretary

Michael F. Zerbib     1996	  $100,000       0        0            0          28,000     0       0
Vice President -      1995   $120,000       0        0            0          41,000     0       0
Finance and Treasurer 1994   $144,000     $398,500   0            0          0          0       0

Brian H. Loeb	        1996   $126,000       0        0            0          21,000     0       0
Vice President -      1995   $120,000       0        0            0          41,000     0       0
Marketing, Sales and  1994   $144,000     $398,500   0            0          0          0       0
Operations

<F1>
See Stock Option Grants in 1996 Fiscal Year and Stock Options and Restricted Stock Plans" below for additional information on options which were granted to these four officers.

<F2>
The Company extended one-year employment agreements with annualized salaries of $144,000 to Joseph W. Zerbib, Thierry E.
Zerbib, and Brian H. Loeb and $96,000 to Michael F. Zerbib, effective July 1, 1996 in the cases of Joseph W. Zerbib and Brian
H. Loeb and April 15, 1996 in the cases of Thierry E. Zerbib and
Michael F. Zerbib.


Option Grants in 1996 Fiscal Year

	The following executive officers were granted stock options by the Company in fiscal 1996 in recognition of their past contributions to the Company. In each case, the option price was in excess of the fair market value of the Common Stock on the date of grant.

                                                  Percentage of
                                                  Total Options
                            No. of                Granted
                            Shares Underlying     to employees in                        Expiration
Name                        Options Granted       Fiscal Year (1)      Exercise Price    Date(2)

Joseph W. Zerbib            10,000                                     $ 3.30            10/22/01
                            16,000                   10.95               5.23             8/06/01

Thierry E. Zerbib            5,000                                       3.30            10/22/01
                            16,000                    8.85               5.23             8/06/01

Brian H. Loeb                5,000                                       3.30            10/22/01
                            16,000                    8.85               5.23             8/06/01

Michael F.  Zerbib          12,000                                       3.30            10/22/01
                            16,000                   11.79               5.23             8/06/01

<F1>
Percentage figure aggregates all stock options granted to respective individual during fiscal year 1996.

<F2>
Options expiring on August 6, 2001 become exercisable one fourth on April 14, 1997, one fourth on April 14, 1998, one fourth on April 14, 1999, and one fourth on April 14, 2000.
Options expiring on October 22, 2001 become exercisable one fourth on October 22, 1997, one fourth on October 22, 1998, one fourth on October 22, 1999 and one fourth on October 22, 2000.

Option Exercises in 1996 Fiscal Year

	There were no exercises of outstanding stock options in fiscal
1996.

Stock Option and Restricted Stock Plans

	1995 and 1996 Incentive Stock Option Plans.  The Board of
Directors adopted the 1995 Incentive Stock Option Plan (1995 ISO
Plan) on February 1, 1995 and the 1996 Incentive Stock Option Plan
(1996 ISO Plan) on April 15, 1996 (The 1995 ISO Plan and 1996 ISO
Plan are collectively referred to as the Plans). The terms and conditions of the 1995 ISO Plan and the 1996 ISO Plan are substantively similar, therefore the following description is valid for both Plans.

	Under the Plans, 260,000 and 264,000 shares are reserved for issuance subject to options granted under the 1996 ISO Plan and 1995 ISO Plan, respectively, for a total of 524,000 shares. Each of the Plans authorizes the Company to grant to key employees of the Company (i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock.

	The objectives of the Plans are to provide incentives to key employees to achieve financial results aimed at increasing stockholder value and attracting talented individuals to the Company. The
Compensation Committee, which is comprised of non-employee Directors, has the discretion to make awards of stock options. Although the Plans do not specify what portion of the shares may be awarded in the form of incentive stock options or non-statutory options, at the time of adoption it was anticipated that a substantially greater number of incentive stock options would be awarded under the Plans. The incentive stock options are qualified stock options under the Internal Revenue Code. Further, the Plans are stock option plans meeting the requirements of Rule 16b-3 promulgated under the Exchange Act. Persons eligible to participate in the Plans will be those employees of the Company whose performance, in the judgment of the Compensation Committee, can have significant effect on the success of the Company.

	The Plans are administered by the Compensation Committee, which has the authority to interpret their provisions, to establish and amend rules for their administration, to determine the types and amounts of awards to be made pursuant to the Plans, subject to the Plans limitations, and to approve recommendations made by management of the Company as to who should receive awards.

	Incentive stock options may be granted under the Plans for terms of up to ten years and at an exercise price at least equal to 100% of the fair market value of the Common Stock as of the date of grant, and 85% of the fair market value in the case of non-statutory options, except that incentive options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporation must have an exercise price at least equal to 110% of the fair market value of the Company's Common Stock on the date of grant. The aggregate fair market value, determined as of the time an incentive stock option is granted, of the Common Stock with respect to which incentive stock options are exercisable by an employee for the first time during any calendar year shall not exceed $100,000. There is no aggregate dollar limitation on the amount of non-statutory stock options which may be exercisable for the first time by an employee during any calendar year. Payment of the exercise price is to be in cash, although the Compensation Committee may, in its discretion, allow payment in the form of shares of the Company's Common Stock under certain circumstances. Any option granted under the Plans will expire at the time fixed by the Committee, which will not be more than ten years after the date it is granted. Any employee receiving a grant must remain continuously employed by the Company for a period of twelve months after the date of the grant, as a condition to the exercise of the option. The Compensation Committee may also specify when all or part of an option becomes exercisable, but in the absence of such specification, the option will ordinarily be exercisable in whole or part at any time during its term. In addition, optionees who are directors or executive officers of the Company may not exercise any portion of an option within six months of the date of grant. Subject to the foregoing, the Compensation Committee may accelerate the exercisability of any option in its discretion.

	Options granted under the Plans are not assignable. Options may be exercised only while the optionee is employed by the Company or within twelve months after termination by reason of death, within twelve months after the date of disability, or within ten days after termination for any other reason.

	The Company may assist optionees in paying the exercise price of options granted under the Plans by either the extension of a loan by the Company for payment by the optionee of the exercise price in installments, or a guarantee by the Company of a loan obtained by the optionee from a third party. The terms of any loan, installment payments or guarantees, including the interest rate and terms of repayment and collateral requirements, if any, shall be determined by the Board of Directors in its sole discretion.

	The Company issued options under the 1995 ISO Plan to purchase 100,000 shares of Common Stock to certain key employees and options to purchase 164,000 shares to its four executive officers, Joseph
W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian H. Loeb in
June 1995.  Such options are exercisable commencing September 28,
1995 through September 27, 2000. The exercise price of the options granted to key employees is $6.00 per share. The exercise price of the options granted to the executive officers is $6.60 per share. See "Principal Shareholders" and "Certain Relationships and Related Transactions."

	The Company issued options under the 1996 ISO Plan to purchase 141,400 shares of Common Stock to certain key employees and options to purchase 96,000 shares of Common Stock to its four executive officers, Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian H. Loeb in two grants, one in April 1996 and one in October 1996. The options granted in April 1996 are exercisable one fourth on April 14, 1997, one fourth on April 14, 1998, one fourth on April 14, 1999, and one fourth on April 14, 2000. The options granted on October 22, 1996 are exercisable one fourth on October 22, 1997, one fourth on October 22, 1998, one fourth on October 22, 1999 and one fourth on October 22, 2000.

	1995 and 1996 Restricted Stock Plans. The Board of Directors adopted the 1995 Restricted Stock Plan on February 1, 1995 and the 1996 Restricted Stock Plan on April 15, 1996. The 1995 Restricted Stock Plan was approved by the stockholders at a Special Meeting of Stockholders which was held on February 1, 1995. The 1996 Restricted Stock Plan was approved by the stockholders at the 1996 Annual Meeting held on August 7, 1996. Under both Restricted Stock Plans, shares of Common
Stock of the Company are reserved, in such amounts as determined by the Board of Directors, for issuance as part of the total shares reserved under the Plan described above. The Restricted Stock Plans authorize the grant of shares of Common Stock to key employees, consultants, researchers and to members of the Advisory Board. The Restricted Stock Plans are administered by the Board of Directors or a committee of the Board, which determines the persons to whom shares of Common Stock will be granted and the terms of such share grants.

	No shares have been granted under the Restricted Stock Plans. However, the Company anticipates that shares will be granted under the Restricted Stock Plans by the Compensation Committee from time to time in the future depending upon the performance of the Company and availability of unreserved shares under the 1995 and 1996 ISO Plans and Restricted Stock Plans.



ITEM 11.	SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

	The following table sets forth information, as of April 8, 1997, with respect to the number of shares of Common Stock of the Company beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known by the Company to own more than 5% of the Company's Common Stock. The Company has no other class of stock outstanding.

Name of Beneficial Owner                  Number of         Percent of Common
and Address                               Shares (2)(3)     Stock Owned (2)(4)

Thierry E. Zerbib
3216 North Third Street
Phoenix, Arizona  85012                   639,500               16.7

Brian H. Loeb and
Irene Loeb
3216 North Third Street
Phoenix, Arizona  85012                   639,500               16.7

Michael F. Zerbib
3216 North Third Street
Phoenix, Arizona  85012                   641,500               16.8

Joseph W. Zerbib
3216 North Third Street
Phoenix, Arizona  85012                   360,750                9.4

Nicolas Zerbib
3216 North Third Street
Phoenix, Arizona  85012                   293,750                7.7

Cecile Silverman
3216 North Third Street
Phoenix, Arizona  85012                     2,000                 (1)

Kalvan Swanky
4725 North 33rd Street
Phoenix, Arizona  85018                     2,000                 (1)

All directors and
officers as a group
(six persons)                           2,579,500               67.3



<F1>
Less than 1%.

<F2>
Includes 41,000 shares of Common Stock which are issuable upon exercise of stock options the Company granted to each of the following: Joseph W. Zerbib, Thierry E. Zerbib, Michael F.
Zerbib and Brian H. Loeb. Such options were exercisable commencing September 28, 1995 through September 27, 2000 to purchase shares of Common Stock at a price of $6.60 per share.
See "Option Grants in 1996 Fiscal Year" and "Stock Option and
Restricted Stock Plans."

<F3>
Includes 1,000 shares of Common Stock which are issuable upon exercise of stock options which the Company granted each to Cecile Silverman and Kalvan Swanky in April 1996. The options are exercisable at a price of $4.75 per share through April 15, 2001 and were not issued pursuant to any stock option plan of the Company. Also includes 1,000 shares of Common Stock which are issuable upon exercise of stock options which the Company granted each to Cecile Silverman and Kalvan Swanky in October
1996. These options are exerciseable at a price of $3.00 per share through October 22, 2001, and were not issued pursuant to any stock option plan of the Company.

<F4>
Includes 41,000 shares of Common Stock which are issuable to each of Joseph W. Zerbib, Michael F. Zerbib, Thierry E. Zerbib and Brian H. Loeb upon exercise of stock options exercisable commencing September 28, 1995 through September 27, 2000 to purchase shares of Common Stock at a price of $6.60 per share and 16,000 shares of Common Stock which are issuable to each of the aforementioned individuals upon exercise of stock options which become exerciseable one fourth on April 14, 1997, one fourth on April 14, 1998, one fourth on April 14, 1999, and one fourth on April 14, 2000 and expire on August 6, 2001 for a price of $5.23 per share. Also includes 10,000 shares of Common
Stock issuable to Joseph W. Zerbib, 5,000 shares of Common
Stock issuable to each of Thierry E. Zerbib and Brian H. Loeb, and 12,000 shares of Common Stock issuable to Michael F.
Zerbib upon exercise of stock options which become exerciseable one fourth on October 22, 1997, one fourth on October 22, 1998, one fourth on October 22, 1999, and one fourth on October 22, 2000 and expire on October 22, 2001 at a purchase price of $3.30 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

Certain Transactions

	The Company leases 13,500 square feet of office space from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of the lease agreement were approximately $84,390 for fiscal 1995. The Company leased this office in fiscal 1996 on a month-to-month basis at a rate of $6,978 per month. Such lease was extended on the same terms and conditions through December 1997. The Company believes that the foregoing lease rate is no less favorable than it could obtain from an unaffiliated third party for comparable space.

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

	The Company has entered into one-year employment agreements with Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian
H. Loeb in their respective capacities.  See note 2 to "Summary
Compensation Table."

	The Company issued options to purchase a total of 164,000 shares of Common Stock to Joseph W. Zerbib, Thierry E. Zerbib,
Michael F. Zerbib and Brian H. Loeb in fiscal 1995 under the 1995
Incentive Stock Option Plan. Such options were divided equally among the four individuals. In April 1996 the Company also granted options under the 1996 Incentive Stock Option Plan to purchase 64,000 shares of Common Stock to the same four individuals in equal proportions, such grants became effective upon approval of the Plan by the shareholders at the 1996 Annual Meeting of Shareholders on August 7, 1996. These options are exercisable at a price of $5.23 per share for a term of five years after their effective date. Also, in April 1996 the Company granted options to Cecile Silverman and Kalvan Swanky exercisable to purchase
1,000 shares of Common Stock at a price of $4.75 per share through April 15, 2001. Finally, in October 1996 the Company granted options to purchase Common Stock under the 1996 Incentive Stock Option Plan to purchase 10,000 shares in the case of Joseph W. Zerbib, 5,000 shares each to Thierry E. Zerbib and Brian H. Loeb and 12,000 shares to
Michael F. Zerbib.  See "Option Grants in 1996 Fiscal Year," "Stock
Option and Restricted Stock Plans," and "Item 11. Security Ownership of
Certain Beneficial Owners and Management."

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


ITEM 13.	EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K.

	(a)  Exhibits

	None.


	(b)  Current Reports on Form 8-K

	The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1996.



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					TELESOFT CORP.


Dated: April 10, 1997	               By     /s/ Joseph W. Zerbib
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

Signature and Title



Date

/s/ Joseph W. Zerbib                                        April 10, 1997
Joseph W. Zerbib,
President, Principal Executive Officer and Director

/s/ Thierry E. Zerbib                                       April 10, 1997
Thierry E. Zerbib, Vice President - Technologies,
Secretary and Director

/s/ Brian H. Loeb                                           April 10, 1997
Brian H. Loeb, Vice President - Marketing,
Sales and Operations and Director

/s/ Michael F. Zerbib                                       April 10, 1997
Michael F. Zerbib, Chief Financial Officer
Treasurer and Director

/s/ Cecile Silverman                                        April 10, 1997
Cecile Silverman, Director

/s/ Kalvan Swanky                                           April 10, 1997
Kalvan Swanky, Director

