Form 10QSB
period 1997-02-28
TELESOFT CORP
filed 1997-04-15
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 28, 1997

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

                Yes (X)                          No ( )



Common Stock, without par value, 3,818,333 shares outstanding at April 14, 1997


Transitional Small Business Disclosure Format Yes ( )   No (X)

39271-1                                1
<PAGE 2>
PART I - FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements

                             	                                      Page

The following financial statements required to be included in Item 1 are listed below:

Consolidated Balance Sheets as of February 28, 1997 and
        November 30, 1996                                             3

Consolidated Statements of Operations for the three month
    periods ended	February 28, 1997 and February 29, 1996						       4

Consolidated Statements of Cash Flows for the three month
   periods ended	February 28, 1997 and February 29, 1996						      5 -- 6

Notes to the Consolidated Financial Statements						                  7

<PAGE 3>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                    February 28, 1997       November 30, 1996

          ASSETS

Cash and cash equivalents           $       13,051          $     219,023
Investment Securities                      703,332                703,332
Accounts receivable, net of
    allowance for uncollectibles of
    $775,675 at February 28, 1997
    and $708,127 at November 30, 1996    4,486,567              5,678,469
Inventory                                  520,785                474,254
Deferred taxes                             343,000                234,300
Income taxes receivable                    170,131                147,242
Note receivable from related party         208,691                208,635
Other                                      429,693                194,834
                                    --------------          -------------
       Total Current Assets              6,875,250              7,860,089

Investment securities                    3,000,000              2,800,000
Property and equipment, net              2,217,824              2,094,952
Computer software costs, net               569,545                605,912
Intangibles, net                         1,075,531              1,136,898
Other                                      248,213                155,085
                                     -------------          -------------

           Total Assets              $  13,986,363          $  14,652,936
                                     =============          =============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
    liabilities                      $   3,651,986              4,085,134
Deferred revenue                           528,467                526,351
                                     -------------           ------------
    Total Current Liabilites             4,180,453              4,611,485

Deferred taxes                             123,200                153,500
                                     -------------           ------------
     Total Liabilities                   4,303,653              4,764,985
                                     -------------           ------------
Stockholders' Equity
  Common Stock, 50,000,000 shares
    of common stock, no par value,
    authorized; 3,818,333 issued
    and outstanding                      7,343,859              7,343,859
  Additional paid-in-capital                80,069                 80,069
  Retained earnings                      2,258,782              2,464,023
                                      ------------           ------------
        Total Stockholders' Equity       9,682,710              9,887,951
                                      ------------           ------------
Total Liabilities and Stockholders'
           Equity                     $ 13,986,363           $ 14,652,936
                                      ============           ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 4>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMETNS OF OPERATIONS
(UNAUDITED)

                                           Three months ended
                                    February 28, 1997       February 29, 1996

Sales, net                          $   5,938,475           $   5,235,015

Cost of Sales                           3,830,894               3,097,765
                                    -------------           -------------
                                        2,107,581               2,137,250
General and Administrative
   Expenses                             2,497,615               1,459,033
                                    -------------           -------------
                                         (390,034)                678,217
                                    -------------           -------------
Other Income (Expense):
  Interest Income                          60,809                 103,801
  Interest Expense                           (116)                   (330)
  Other (Expense) Income                  (14,900)                    250
                                    -------------           -------------
                                           45,793                 103,721
                                    -------------           -------------
(Loss) Income before Benefit
  (Provision) for Income Taxes           (344,241)                781,938

Benefit (Provision) for Income Taxes      139,000                (302,400)
                                    -------------           -------------
Net (Loss) Income                   $    (205,241)          $     479,538
                                    =============           =============

(Loss) Earnings per Share
  primary                                    (.05)                   .13
  fully diluted                     $        (.05)                   .13
                                    ==============          ============

Weighted Average Number of
Shares Outstanding
   primary                              3,848,160              3,795,972
   fully diluted                        3,884,896              3,795,972
                                     ============            ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 5>

TELESOFT CORP. AND SUBISIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    Three months ended
                                                February 28, 1997    February 29, 1996

Cash flows from operating activities:
  Cash received from customers                   $  7,005,869         $   5,397,303
  Cash paid to suppliers and employees             (6,668,156)           (5,616,183)
  Interest paid                                          (116)                 (330)
  Interest received                                    10,053               103,801
  Income taxes paid                                   (22,889)             (655,077)
                                                 ------------         -------------
     Net cash provided by (used in) operating
           activities                                 324,761              (770,486)
                                                 ------------         --------------

Cash flows from investing activities:
   Purchase of property and equipment                (333,839)             (123,242)
   Computer software costs                                  -               (93,837)
   Disbursements for notes receivable from
      related parties                                 (23,379)                  -
   Collection of notes receivable from related
      parties                                           26,485                  -
   Purchase of Investments                            (200,000)                 -
                                                  ------------         ------------
     Net cash used in investing activities            (530,733)            (217,079)
                                                  ------------         ------------
Cash flows from financing activities:
   Proceeds from notes payable                               -                  -
   Payment of notes payable                                  -               (2,608)
                                                  ------------          ------------
     Net cash used in financing activities                   -               (2,608)
                                                  ------------          ------------
Net decrease in cash and cash equivalents             (205,972)            (990,173)
Cash and cash equivlents at beginning of period        219,023            7,791,915
                                                  ------------          -----------
Cash and cash equivalents at end of period        $     13,051          $ 6,801,742
                                                  ============          ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 6>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                        Three months Ended
                                                 February 28, 1997     February 29, 1996

Reconciliation of Net (Loss) Income to Net Cash
 Provided by (Used In) Operating Activities

Net (Loss) Income                                 $    (205,241)       $   479,538
                                                  -------------        -----------
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:

  Depreciation and amortization                         308,701            105,551
  Interest income included with note receivable
     from related party                                  (3,162)                 -

  Changes in Assets and Liabilities:

    Accounts receivable                               1,191,902            209,053
    Inventory                                           (46,531)           (93,709)
    Other current assets                               (234,859)           (47,645)
    Deferred taxes                                     (139,000)             3,200
    Other assets                                        (93,128)           (54,809)
    Accounts payable and accrued liabilities           (433,148)          (977,734)
    Deferred revenue                                      2,116            (38,054)
    Income taxes payable                                      -           (355,877)
    Income taxes receivable                             (22,889)                 -
                                                     ----------        -----------
                                                        530,002         (1,250,024)
                                                     ----------        -----------
Net cash provided by (used in) operating activities  $  324,761        $  (770,486)
                                                     ==========        ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 7>
TELESOFT CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
For the three months ended February 28, 1997 and February 29, 1996

1.	Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1997 are not necessarily indicative of the results
that may be expected for the year ending November 30, 1997.   The unaudited
consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB/A for the year ended November 30, 1996.


2.	Stock Option Plans:

During the three month period ended February 28, 1997, the Company granted 20,000 options with an exercise price of $3.125 per share and 5,000 options with an exercise price of $4.00 per share to Company employees.

3.	Subsequent Events:

On March 12, 1997, the Company entered into an agreement, effective February 28, 1997, with the former owners of GoodNet, LLC ("GoodNet") whereby the Company agreed to the following:

    1) The Company agreed to pay one of the former owners an additional $393,638 in exchange for the return and relinquishment of all of that owner's claims to the Company's common stock, issued or contingently issuable in conjunction with the purchase of GoodNet's assets in 1996.

    2)  The former owner agreed to repay the Company $102,783.

    3) The Company agreed to pay the former owner $10,000 per month, commencing June 15, 1997, for a period of five years in exchange for a covenant not to compete.

    4) The Company agreed to pay $48,000 to other former owners of GoodNet in exchange for the assignment of their interest in GoodNet.

The Company is currently in the process of finalizing an agreement with the remaining former owner of GoodNet to exchange a 25% interest in Telesoft Acquisition Corp II (a wholly owned subsidiary, dba GoodNet) for the return of the Company's common stock issued and rights to receive contingently issuable stock in conjunction with the purchase of GoodNet in 1996. The remaining former owner of GoodNet will also agree to repay the Company $57,500, plus accrued interest, which the former owner received in conjuction with the purchase of GoodNet in 1996.


<PAGE 8>
ITEM 2.	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
        AND RESULTS  OF  OPERATIONS.

Results of Operations for the three months ended February 28, 1997 and February 29, 1996

Revenues increased by 13.4% to $5,938,475 for the three months ended February 28, 1997 compared to $5,235,015 for the three months ended February 29, 1996. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs, System Sales and Maintenance, Customized Billing Outsourcing Services and GoodNet.

STS Outsourcing Program revenues were approximately $4,068,000 for the three months ended February 28, 1997 compared to $4,032,000 for the three months ended February 29, 1996. Revenues from System Sales were $620,000 for the three months ended February 28, 1997 compared to $993,000 for the three months ended February 29, 1996, a decrease of 37.6%. Revenues from Customized Billing Outsourcing Services were $168,000 for the three months ended
February 28, 1997 compared with $210,000 for the three months ended February 29, 1996. This decrease was mainly attributable to further delays in the relesase of TelMaster, the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text-based telemanagement software modules. See "Future Expectations" below. GoodNet, acquired in April, 1996, contributed revenues of $574,000 and $508,000 from its dial-up and Asynchronous Transfer Mode Backbone ("ATM") products, respectively.

Total gross profit decreased to $2,107,581 for the three months ended February 28, 1997 compared to $2,137,250 for the three months ended February 29, 1996. Cost of goods sold was approximately 72.5% of STS Outsourcing Program revenues for the three months February 28, 1997, comparable with the three months ended February 29, 1996. Cost of goods sold as a percentage of System Sale revenues was approximately 18.2% for the three months ended February 28, 1997 and February 29, 1996. Cost of goods sold for GoodNet's dial-up business was approximately 30.5% while ATM cost of goods exceeded
ATM revenue by approximately $86,000 as anticipated.

Operating expenses increased by 71.2%, or $1,038,582, for the three months ended February 28, 1997 to $2,497,615 from $1,459,033 for the three months ended February 29, 1996. This was primarily due to the acquisition of the GoodNet division which contributed approximately $835,000 in SG&A expenses and an increase in the number of employees hired for sales and marketing, and customer support, representing approximately $130,000 of the remaining increase. Additionally, there was no capitalization of development expenditures during the three month period ended February 28, 1997. During the three month period ended February 29, 1996, approximately $94,000 was capitalized.

The Company realized a $205,241 loss for the three months ended February 28, 1997 compared to a net income of $479,538 in for the three months ended February 29, 1996 primarily due to a $ 290,000 operating loss realized by GoodNet.

Results of Operations by Product Line for the quarter ended February 28, 1997

                                        		System Sales/	  Customized 	GoodNet	   GoodNet	    Total
                          	  STS   	       Maintenance	     Billing 	 Dial-Up	    ATM

Sales, Net	                  $  4,067,982	$      620,715	$  167,894	 $  573,798	$   508,086 	$  5,938,475

Cost of Sales 	                 2,949,138        113,002	         -	    114,185	    522,530	    3,698,855
Cost of Sales, Depreciation 	           -	             -	         -	     60,712	     71,327       132,039
                             ------------ -------------- ----------  ---------- -----------  ------------
                          	     2,949,138	       113,002	         -	    174,897	    593,857	    3,830,894
                             ------------ -------------- ----------  ---------- -----------  ------------
Gross Profit	                   1,118,844	      507,713	    167,894	    398,901  	  (85,771)    2,107,581
                             ------------ -------------- ----------  ---------- -----------  ------------
General & Administrative
      Expenses:
   General	                       720,005	       712,417	    48,664	    210,037	    458,201	    2,149,324
   Depreciation	                   31,201	        58,503	         -	          -	      2,131   	    91,835
   Amortization  	                      - 	        2,083	         - 	    29,142	     30,142   	    61,367
   Bad Debt               	        59,608	             - 	        - 	         -  	   50,000	      109,608
   Corporate Allocations:
       General	                    20,777	        20,558	     1,404	      6,061	     13,222	       62,022
       Depreciation	                7,971	        14,944	         - 	         -	        544	       23,459
                               ---------- -------------- ----------  ---------- -----------  ------------
                           	      839,562	       808,505	    50,068	    295,240	    540,240	    2,497,615
                               ----------  ------------- ----------  ---------- -----------  ------------
Income(Loss) from Operations	     279,282	      (300,792)	  117,826	    103,661	   (590,011)	    (390,034)
Interest	                    	                       	                   	                   	     45,793
                                                                                             ------------
Pretax Income (Loss)	                                                                            (344,241)
Provision for Income taxes	                                                                       139,000
                                                                                             ------------
Net Income (Loss)	                                                                 	         $   (205,241)
                                                                                             =============
Primary Earnings
    per share	                                                                           	   $      (.05)

Cash & Investment Securities per share						                                                 $       .97
Book Value per share						                                                                   $      2.52

Future Expectations

STS Outsourcing Program revenues are expected to be flat with 1996 results until the fourth quarter of 1997. As a result of a stronger than expected backlog for Summer, 1997 installations, the Company expects an increase in gross revenue and gross profit in the fourth quarter of 1997 and all of 1998.

The Company expects revenues from Customized Billing Services to increase starting in the third quarter of 1997 and thereafter based on existing proposals outstanding; however, it is not possible to ascertain the amount of such increase until actual contracts are in place.

The Company has experienced further delays in the release and installation of certain modules of TelMaster the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text-based telemanagement software modules. Certain modules of this product were released in the third quarter of 1996, and installations are scheduled to be completed in the second quarter of 1997. Other modules are scheduled for release in the third and fourth quarter of 1997. Increases in sales from the TelMaster product had been projected from 1997 forward. Due to persisting delays, the Company does not expect significant increases in system sales from the TelMaster product until the third quarter of 1998.

GoodNet is comprised of two product lines: High Speed ATM Backbone Connectivity ("ATM") and Dial-Up services in Arizona. The ATM product line, which provides high-speed connectivity to the Internet is expected to continue to grow both in geographical scope and from a revenue stand-point. The current ATM backbone consists of 24 national points of presence, where the Company can provide high-speed connectivity. The current monthly recurring revenue is approximately $225,000, and is expected to grow at a rate of $30,000 per month. Because of the nature of the ATM backbone deployment, cost of goods sold is currently exceeding gross revenue. The Company expects to realize a gross profit in the third quarter of 1997 and an operational break even in the second quarter of 1998.

GoodNet experienced a significant decrease in its dial-up customer base due to lingering connection problems caused by our local line supplier. In the month of December, 1996, the Company provided a one month credit ($17.95) to approximately 8,500 of its customers due to poor access to the Central Phoenix modem pool. The Company's subscriber base has further eroded to approximately 13,500 customers from 15,000. It is anticipated that this number will further decrease during the second quarter of 1997. The combined GoodNet product lines are expected to break even in the first quarter of 1998 and to become increasingly profitable thereafter.

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

Due to the reinvestment of profits from other product lines of the Company into GoodNet, and due to significant delays in the release of the TelMaster product, the Company expects a break-even in the second quarter and a loss in the third quarter of 1997.

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to expand GoodNet's ATM backbone, reduce the high turnover rate of GoodNet's dial-up subscribers, and introduce and implent of the TelMaster product. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

Liquidity and Capital Resources

The Company has available a line of credit of $1,000,000. The credit line has been used for seasonal fluctuations in cash flow. The credit line is typically used during the summer months due to the high demand for cash from new system and STS Outsourcing Program installations for the following fall season.

At February 28, 1997, the Company had cash of $13,051 and investments securities of $3,703,332. The Company believes that present cash reserves available under the existing line of credit, along with anticipated cash flows from its operations will be adequate to supply currently anticipated operating requirements for the next twelve (12) months.

Seasonality

The Company generally completes the sale of the majority of STS Outsourcing Program and STS Program system installations in the higher education industry during the spring and early summer months. The implementation and installation of these systems and services occurs during the summer months. Revenues derived from STS Outsourcing Programs begin in the fall and decline during the Christmas holiday and the summer months when university students are on vacation. As a result, the Company's revenues have consistently been highest in the second and fourth quarters.


PART II
OTHER INFORMATION

Response to Items 1-5 are omitted since these items are not applicable to this report.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	No.	     Description				                                      Reference

   		11	   (Loss) Earnings per common and common equivalent shares	     	*

   		16	   Letter on Change in Certifying Accountants	                 	(1)
	-----------------------------
	     *    filed herewith
	    (1)  filed with Form 10KSB/A, dated March 7, 1997


	(b)	Form 8-K dated February 18,1997
		Form 8-K/A dated February 27, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         	TELESOFT CORP.



	BY      /s/ Michael F. Zerbib
	        Michael F. Zerbib
	        Chief Financial Officer

DATED:  April 15, 1997