Form 10QSB
period 1997-05-31
TELESOFT CORP
filed 1997-07-15
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1997

SEC File No. 1-13830


TELESOFT CORP.
(Exact name of registrant as specified in its charter)


	Arizona	     86-
0431009
           (State or other jurisdiction of	(IRS
Employer
            incorporation or organization)
Identification No.)



3216 North Third Street, Phoenix, Arizona  85012
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

                Yes (X)                          No ( )






Common Stock, without par value, 3,787,500 shares outstanding at July 14, 1997



Transitional Small Business Disclosure Format Yes ( )   No (X)

39271-1                                1
<page 2>
PART I - FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS.

                                                                    		Page

Consolidated Balance Sheets as of May 31, 1997 and
	November 30, 1996	                                                 3

Consolidated Statements of Operations for the three
  and six month periods	ended May 31, 1997 and May 31, 1996	        4

Consolidated Statements of Cash Flows for the six month periods
  ended 	May 31, 1997 and May 31, 1996	                             5 -- 6

Notes to the Consolidated Financial Statements                     	7 -- 9
<PAGE 3>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   		May 31, 1997          	November 30, 1996
                                 		   (unaudited)

               ASSETS
Cash and cash equivalents	        $	     193,424	              $	    219,023
Investment securities              	     703,332	                    703,332
Accounts receivable, net of
  allowance for	uncollectibles
  of $898,945 at May 31, 1997
	 and $708,127 at November 30,
  1997	                                4,652,189	                  5,678,469
Inventory	                               524,172	                    474,254
Deferred taxes	                          613,400	                    234,300
Income taxes receivable	                 183,525	                    147,242
Note receivable from related party	      153,814	                    208,635
Other		                                  395,628		                   194,834
                                   -------------                ------------
	Total Current Assets	                 7,419,484	                  7,860,089

Investment securities	                 1,500,000	                  2,800,000
Property and equipment, net	           2,388,015	                  2,094,952
Computer software costs, net	            533,177	                    605,912
Intangibles, net	                      1,498,140	                  1,136,898
Note receivable from related party	      282,667	                     40,125
Other		                                  161,374		                   114,960
                                   -------------                ------------
	Total Assets                      	$	13,782,857               	$	14,652,936
                                   =============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable-current portion 	      $	    87,418	               $     	   -
Accounts payable and accrued
 liabilities	                          3,395,182	                 4,085,134
Deferred revenue	                  	     564,312		                  526,351
                                    ------------                -----------
	Total Current Liabilities		           4,046,912		                4,611,485

Note payable	                            417,602	                         -
Deferred taxes		                         100,700		                  153,500
                                    ------------                -----------
	Total Liabilities		                   4,565,214		                4,764,985
                                    ------------                -----------
Stockholders' Equity:
   Common stock, 50,000,000
   shares authorized, no par value;    7,343,859	                 7,343,859
     3,787,500 issued and outstanding
Additional paid-in capital	               80,069	                    80,069
Retained earnings		                    1,793,715		                2,464,023
                                    ------------                -----------
	Total Stockholders' Equity		          9,217,643		                9,887,951
                                    ------------                -----------
	Total Liabilities and
  Stockholders' Equity	             $	13,782,857	              $	14,652,936
                                    ============               ============

The Accompanying Notes are an Intergral Part of the Consolidated Financial Statements

<PAGE 4>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                         		Three Months Ended	          Six Months Ended
                      		May 31, 1997	May 31,1996  	 May 31, 1997 	May 31,1996
Sales, net	             $ 7,127,756	 $ 5,814,238	  $ 13,066,231	  $ 11,049,253
Cost of sales	            4,593,090	   3,330,333	     8,423,984	     6,428,098
                        -----------  -----------   ------------   ------------
                      	   2,534,666	   2,483,905	     4,642,247	     4,621,155
                        -----------  -----------   ------------   ------------
General and
 administrative expenses	 2,955,553	   1,677,741	     5,453,168	     3,136,774
Settlement expense	         384,138	           -	       384,138              -
                        -----------  -----------   ------------   ------------
                     	    3,339,691	   1,677,741	     5,837,306	     3,136,774
                        -----------  -----------   ------------   ------------
(Loss) income from
  operations	              (805,025)	    806,164	    (1,195,059)	    1,484,381
                        -----------   ----------   ------------   ------------

Other income (expense)
   Interest income	          47,047	      73,790	       107,856	       177,591
   Interest expense	              -	        (276)	         (116)	         (606)
   Other	                        11	       1,498	       (14,889)	        1,748
                        -----------   ----------   ------------   ------------

                     	       47,058	      75,012	        92,851	       178,733
                        -----------   ----------   ------------   ------------

(Loss) income before
 benefit (provision)
   for income taxes	       (757,967)	     881,176	   (1,102,208)	    1,663,114
Benefit (provision) for
 income taxes	              292,900	     (378,800)	     431,900	      (681,200)
                        -----------   -----------  ------------    -----------
Net (loss) income      	$  (465,067)	 $   502,376	 $   (670,308)	  $   981,914
                        ===========   ===========  ============    ===========

(Loss) earnings per share
   primary	             $      (.12)	 $       .13	 $       (.17)	  $       .26
   fully diluted       	$      (.12) 	$       .13	 $       (.17)	  $       .26

Weighted average number
  of shares outstanding
   primary	               3,854,249	    3,824,193	    3,848,508	     3,808,688
   fully diluted         	3,854,249	    3,875,441	    3,848,508	     3,854,306

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 5>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month periods ended May 31, 1997 and 1996 (unaudited)

                                               		1997                	1996

Cash flows from operating activities:
   Cash received from customers	        $	  13,973,949	       $	11,699,348
   Cash paid to suppliers and employees	   (14,401,610)       	(11,833,900)
   Interest paid	                                 (116)	              (606)
   Interest received	                           61,461	            150,023
   Income taxes paid	                          (36,283)	        (1,032,846)
                                        --------------        ------------
Net cash used by operating activities	        (402,599)	        (1,017,981)
                                        --------------        ------------

Cash flows from investing activities:

   Purchase of property and equipment		       (746,447)		        (681,069)
   Computer software costs	                          -	          (184,459)
   Disbursement for notes receivable
    from related parties	                     (345,577)	                -
   Collection of notes receivable from
    related parties	                           169,024	                 -
   Payments for purchase of GoodNet, LLC,
    net of cash acquired, and purchase
    of customer base	                                -	          (102,515)
   Purchase of investment securities	         (200,000)	                -
   Sale of investment securities             1,500,000	                 -
                                           -----------        -----------
Net cash provided (used) by investing
  activities	                                  377,000	        (1,017,981)
                                          ------------       ------------

Cash flows from financing activities:
   Payment of notes payable		                       -		            (5,268)
                                          -----------        ------------
Net cash used by financing activities	              -	             (5,268)
                                          -----------        ------------
Net decrease in cash and cash equivalents     (25,599)	        (1,991,292)

Cash and cash equivalents at beginning
 of period	                                   219,023	          7,791,915
                                          -----------         -----------
Cash and cash equivalents at end of
 period 	                                 $   193,424	        $ 5,800,623
                                          ===========         ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 6>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six month period ended May 31, 1997 and 1996 (unaudited)

                                            		1997                	1996

Reconciliation of Net (Loss) Income to
 Net Cashd Used By Operating Activities

Net (Loss) Income	                       $	    (670,308)	  $	    981,914

Adjustments to reconcile net (loss)
 income to net cash used by operating
 activities:

   Depreciation and amortization	               669,897	         226,912
   Interest income included with note
   receivable from related party	               (11,168)	              -

Changes in Assets and Liabilities:
   Accounts receivable	                       1,026,280	         708,380
   Inventory	                                   (49,918)	       (198,645)
   Other current assets	                       (200,794)	       (264,996)
   Deferred taxes	                             (431,900)	         11,800
   Other assets	                                (46,414)	       (133,816)
   Accounts payable and accrued
    liabilities	                               (689,952)     	(1,873,300)
   Deferred revenue	                             37,961	        (112,784)
   Income taxes payable	                              -	        (363,446)
   Income taxes receivable		                    (36,283)		             -

                                        			     267,709		     (1,017,981)
                                          -------------   ---------------

Net cash used by operating activities 	   $    (402,599)	 $	  (1,017,981)
                                          =============   ==============

Supplemental disclosure of non-cash investing and financing activities:
During the six month period ended May 31, 1997, the Company financed a convenant not to compete in the amount of $505,020.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 7>
TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended May 31, 1997 and 1996 (unaudited)

1. Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiary, Telesoft Acquisition Corp and a 75% owned subsidiary, Telesoft Acquisition Corp II (the Company). All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending November 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB/A for the year ended November 30, 1996.

2.	Stock Option Plans:

During the six month period ended May 31, 1997, the Company granted 20,000 options with an exercise price of $3.125 per share and 5,000 options with an exercise price of $4.00 per share to Company employees.

3. Note Payable:

At May 31, 1997, note payable consists of:

Note payable to an individual in 60 monthly
installments of $10,000, less imputed interest at 7%
of $94,980, beginning June 15, 1997; in payment for
a covenant not to compete (See Note 5)			               $	505,020

less:  current portion		                                		(87,418)
                                                        ---------
                                                 							$	417,602
                                                        =========

Future minimum principal payments due on the note payable are as follows:

   	Year Ending
       May 31

        1998              $    87,418
        1999                   93,737
        2000                  100,514
        2001                  107,780
        2002                  115,571
                          -----------

	      	Total	            $   505,020
                          ===========
<PAGE 8>
TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended May 31, 1997 and 1996 (unaudited)

3.	Note Payable (continued):

The Company has available a $1,000,000 operating line of credit, expiring April 15, 1998. Interest is payable monthly at the bank's prime rate, plus one-half percent. The line of credit is collateralized by various corporate assets and requires compliance with various loan covenants. As of May 31, 1997, there were no balances outstanding on this operating line of credit.

4. Note Receivable From Related Party

At May 31, 1997, the Company has an outstanding 6% note receivable from the president of a subsidiary company in the amount of $282, including accrued interest. The note, including accrued interest, is due in May 2002.

5.	Agreements:

On March 12, 1997, the Company entered into an agreement, effective February 28, 1997, with the former owners of GoodNet, LLC (GoodNet) whereby the Company agreed to the following:

  1) The Company agreed to pay one of the former owners an additional $393,638 in exchange for the return and relinquishment of all of that owner's claims to the Company's common stock, issued or contingently issuable in conjunction with the purchase of GoodNet's assets in 1996.

  2) The former owner agreed to repay the Company $57,500.

  3) The Company agreed to pay the former owner $10,000 per month, commencing June 15, 1997, for a period of five years in exchange for a convenant not to compete.

  4) The Company agreed to pay $48,000 to other former owners of GoodNet in exchange for the assignment of their interest in GoodNet.

The above transaction has resulted in a $384,138 settlement expense during the three month period ended May 31, 1997. Additionally, the Company has included in intangibles the cost of the convenant not to compete ($505,020) and a corresponding note payable.

Effective May 31, 1997, the Company entered into an agreement with the remaining former owner of GoodNet to exchange a 25% interest in Telesoft Acquisition Corp II (fomerly a wholly owned subsidiary, dba GoodNet) for the return of the Company's stock issued and rights to receive contingently issuable stock in conjunction with the purchase of GoodNet in 1996. Under terms of the agreement, the remaining former owner of GoodNet agreed to repay the Company $57,500, plus accrued interest, which the former owner received in conjunction with the purchase of GoodNet in 1996.

<PAGE 9>
TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three and six month periods ended May 31, 1997 and 1996 (unaudited)

6.	Commitments:

Telesoft Acquisition Corp. II dba GoodNet, a 75% owned subsidiary of the Company, has entered into an operating lease agreement for broadband service with a provider of its ATM services. Under the terms of the agreement, the Company is required to maintain minimum service levels of approximately $45,000 per month with the provider through March 2001. The Company currently has approximately $140,000 in monthly charges from this provider during the quarter ended May 31, 1997.

GoodNet has also entered into an operating lease agreement for broadband service with another ATM provider. Under the terms of this agreement, the Company is committed to pay $135,000 per month beginning November 1, 1998 and $267,000 per month from May 1, 2000 through April 30, 2002.

7. Accounting Pronouncement:

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Pursuant to the provisions of SFAS 128, the Company's net loss (income) per share would have been as follows:

                        		          Three Month		             Six Month
                       		          Period Ended		          Period Ended
                           		May 31, 1997	May 31, 1996	 May 31, 1997	May 31, 1996

Basic (loss) earnings per share:

Net (Loss) income	        $  (465,067)	    $   502,376	 $  (670,308)	$ 981,914

Weighted average number
of shares outstanding   	   3,818,333	       3,797,889	   3,818,333	 3,787,500

(Loss) earnings per share	$      (.12)	    $       .13 	$      (.18)	$     .26

Diluted (loss) earnings per share:

Net (loss) income	        $  (465,067)	    $   502,376	 $  (607,308) $ 981,914
Weighted average number
of shares outstanding	      3,818,333	       3,797,889	   3,818,333  3,787,500

Net effect of dilutive         35,916	          77,552	      30,175	    66,806
stock options based on
the treasury stock method
using the average market price

Common stock including
assumed conversions	        3,854,249	       3,875,441	   3,848,508	 3,854,306

(Loss) earnings per share	  $    (.12)	    $       .13	 $      (.17)	      .26

<PAGE 10>

ITEM 2.	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the six months ended May 31, 1997 and 1996

Revenues increased by 18.3% to $13,066,231 for the six months ended May 31, 1997 compared to $11,049,253 for the six months ended May 31, 1996. The
Company's revenue is derived from four principal product lines and services:
STS Outsourcing Programs (STS), System Sales and Maintenance, Customized
Billing Outsourcing Services and GoodNet.

STS revenues were approximately $8,269,000 for the six months ended May 31, 1997 compared to $8,111,000 for the six months ended May 31, 1996. Revenues from System Sales were $1,895,000 for the six months ended May 31, 1997 compared to $2,509,000 for the six months ended May 31, 1996, a decrease of 24.5%. This decrease was mainly attributable to delays in the release of TelMaster, the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text-based telemanagement software modules.
See "Future Expectations" below. For both the six months ended May 31, 1997 and May 31, 1996, revenues from Customized Billing Outsourcing Services were approximately $310,000. During the six months ended May 31, 1997, GoodNet contributed revenues of $1,325,000 and $1,267,000 from its dial-up and Asynchronous Transfer Mode Backbone (ATM) products, respectively. GoodNet, acquired in April 1996, contributed revenues of approximately $123,000 during the six months ended May 31, 1996.

Total gross profit increased to $4,642,247 for the six months ended May 31, 1997 compared to $4,621,155 for the six months ended May 31, 1996. Cost of goods sold was approximately 73% of STS Outsourcing Program revenues for the six months May 31, 1997, comparable with the six months ended May 31, 1996.
Cost of goods sold as a percentage of System Sale revenues was approximately
21% for the six months ended May 31, 1997 and 20% for the six months ended
May 31, 1996. Cost of goods sold for GoodNet's dial-up business was approximately 32% while ATM cost of goods exceeded ATM revenue by approximately $285,000 as anticipated.

Operating expenses increased by 86%, or $2,700,532, for the six months ended
May 31, 1997 to $5,837,306 from $3,136,774 for the six months ended May 31, 1996. This was primarily due to the acquisition of the GoodNet division, which contributed $1,904,00 in recurring operating expenses during the six months ended May 31, 1997 compared to $155,000 during the six months ended
May 31, 1996.  Current operating expenses include a charge of approximately
$385,000 in connection with an agreement with the former owners of GoodNet, LLC. See Note 5 to the financial statements. There were increases in the number of employees hired for sales and marketing, and customer support, representing approximately $275,000 of the remaining increase. Additionally, there was no capitalization of software development expenditures during the six month period ended May 31, 1997. During the six month period ended May
31, 1996, approximately $185,000 was capitalized.

The Company realized a $670,308 net loss for the six months ended May 31, 1997 compared to net income of $981,914 for the six months ended May 31, 1996. This is primarily attributable to an approximate $1,667,000 operating loss realized by GoodNet, including the $385,000 GoodNet settlement expense and an operating loss of $259,000 caused by lower System Sales revenue.

<PAGE 11>
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND OPERATIONS (CONTINUED)


Results of Operations by Product Line for the six months ended May 31, 1997 with comparative totals for the six months ended May 31, 1996
                                                            							                         Total for the
                         		System Sales/  	Customized 	GoodNet	  GoodNet		                   six months ended
      	       STS	         Maintenance	     Billing	   Dial-Up	    ATM	        Total	          May 31, 1996

Sales, Net   	$  8,268,643	$    1,894,856	$  310,067	$ 1,325,599	$ 1,267,066 	$ 13,066,231	$ 11,049,253
              ------------ -------------- ---------- ----------- -----------  ------------ ------------

Cost of Sales 	  6,047,113	       405,753	         -	    282,669   1,397,472	    8,133,007	   6,400,548
Cost of Sales,
 Depreciation 	          -	             -	         -	    136,263     154,714	      290,977	      27,550
              ------------ -------------- ----------- ---------- -----------  ------------ ------------
            	    6,047,113	       405,753	         -	    418,932	  1,552,186	    8,423,984	   6,428,098
              ------------ -------------- ----------- ---------- -----------  ------------ ------------

Gross Profit	    2,221,530	     1,489,103	   310,067	    906,667	   (285,120)	   4,642,247    4,621,155

General & Administrative
      Expenses:
   General   	   1,445,245      1,535,482	    92,999	    473,463	  1,099,062	    4,646,251    2,745,872
   Settlement	           -	             -	         -	    384,138	          -	      384,138	           -
   Depreciation     62,530	       117,558	         -	          -	      4,610	      184,698	     146,100
   Amortization          - 	        4,167	         -      69,469	     70,142   	   143,778	       7,506
   Bad Debt	       121,128	           114	         - 	    80,000	     50,000	      251,242	      60,033
   Corporate
     Allocations:
      General	      58,329	        58,329	     3,535	     19,443	     37,119	      176,755	     131,507
      Depreciation  16,647	        32,788	         -	          -	      1,009	       50,444	      45,756
                 --------- -------------- ---------- ----------- ----------- ------------- ------------
            	    1,703,879	     1,748,438	    96,534	  1,026,513	  1,261,702	    5,837,308	   3,136,774
                 --------- -------------- ---------- ----------- ----------- ------------- ------------
(Loss) Income
  from Operations	 517,651	      (259,335)	  213,533	   (119,846) (1,547,062)	  (1,195,059) 	 1,484,381
Other Income						                                                                  92,851	     178,733
                                                                             ------------- ------------
Pretax (Loss) Income					                                                       (1,102,208)	  1,663,114
Income Tax Benefit (Provision)						                                               431,900	    (681,200)
                                                                             ------------- ------------

Net (Loss) Income						                                                      $    (670,308) $   981,914
                                                                             ============== ===========
Primary (Loss) Earnings
     per share					                                                         	$        (.17)	$       .26


Results of Operations for the three months ended May 31, 1997 and 1996

	Revenues increased by 22.6% to $7,127,756 for the three months ended May 31,
1997 compared to $5,814,238 for the three months ended May 31, 1996.  STS
Outsourcing Program revenues were approximately $4,201,000 for the three months ended May 31, 1997 compared to $4,079,000 for the three months ended
May 31, 1996.  Revenues from System Sales were $1,274,000 for the three months ended May 31, 1997 compared to $1,449,000 for the three months ended
May 31, 1996, a decrease of 12%.  Revenues from Customized Billing Outsourcing
Services were $142,000 for the three months ended May 31, 1997 compared with
$164,000 for the three months ended May 31, 1996.  During the three months ended May 31, 1997, GoodNet contributed revenues of $752,000 and $759,000 from its dial-up and ATM products, respectively.  This represents a 39.6%
increase over the first quarter of 1997.  During the three months ended May
31, 1996, GoodNet contributed revenues of approximately $123,000.

	Total gross profit increased to $2,534,666 for the three months ended May 31,
1997 compared to $2,483,905 for the three months ended May 31, 1996. Cost of goods sold was approximately 74% of STS Outsourcing Program revenues for the three months May 31, 1997, compared with 73% for the three months ended May
31, 1996.  Cost of goods sold as a percentage of System Sale revenues was approximately 23% for the three months ended May 31, 1997 and May 31, 1996.
Cost of goods sold for GoodNet's dial-up business was approximately 32.5%
while ATM cost of goods exceeded ATM revenue by approximately $200,000 as anticipated.

<PAGE 12>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND OPERATIONS (CONTINUED)

	Operating expenses increased by 99%, or $1,661,950 for the three months ended
May 31, 1997 to $3,339,691 from $1,677,741 for the three months ended May 31,
1996.  This was primarily due to the acquisition of the GoodNet division, which contributed $1,105,000 in recurring operating expenses during the three months ended May 31, 1997 compared to $155,000 during the three months ended May 31,
1996.  Current operating expenses include the settlement charge of approximately $385,000.  (See Note 5 to the financial statements).
Additionally, there was no capitalization of software development expenditures during the three month period ended May 31, 1997.  During the three month period ended May 31, 1996, approximately $90,000 was capitalized.

	The Company realized a $465,067 net loss for the three months ended May 31,
1997 compared to net income of $502,376 for the three months ended May 31,
1996.  This is primarily attributable to an approximate $1,180,000 operating loss realized by GoodNet, including the $385,000 settlement expense.

Results of Operations by Product Line for the three months ended May 31, 1997 with comparative totals for the three months ended May 31, 1996
                                                                        				    		           Total for the
                         		  System Sales/	 Customized 	GoodNet	 GoodNet         		        six months ended
	             STS	            Maintenance	  Billing	    Dial-Up	   ATM	             Total	    May 31,1996

Sales, Net	   $  4,200,662	$    1,274,141	$  142,173	$   751,800	$   758,980 	$  7,127,756	$  5,814,238
              ------------ -------------- ---------- ----------- -----------  ------------ ------------
Cost of Sales 	  3,097,975        292,751	         -	    167,992	    875,434	    4,434,152	   3,302,783
Cost of Sales,
 Depreciation            -	             -	         -	     75,551	     83,387	      158,938	      27,550
              ------------ -------------- ---------- ----------- -----------  ------------ ------------
                 3,097,975	       292,751	         -	    243,543	    958,821	    4,523,090	   3,330,333
              ------------ -------------- ---------- ----------- -----------  ------------ ------------
Gross Profit	    1,102,687	       981,390	   142,173	    508,257    (199,841)	   2,534,666	   2,483,905
              ------------ -------------- ---------- ----------- -----------  ------------ ------------

General & Administrative
      Expenses:
  General	         725,049	       824,054	    44,334	    263,427	    640,861	    2,497,725	   1,517,615
  Settlement	            -	             -	         -	    384,138	          -	      384,138	           -
  Depreciation	     31,330	        50,055	         -	          -	      2,479   	    92,864	      64,251
  Amortization           - 	        2,084	         - 	    40,327	     40,000   	    82,411	       5,423
  Bad Debt	         61,520	           114	         - 	    80,000	          -	      141,634	      13,018
  Corporate
   Allocations:
     General	       36,754	        37,771	     2,131	     13,382	     23,897	      113,935	      53,298
     Depreciation	   8,675	        17,844	         - 	         -	        465	       26,984	      24,136
              ------------ -------------- ---------- ----------- -----------  ------------ ------------
            	      863,328	       940,922	    46,465	    781,274	    707,702	    3,339,691	   1,677,741
              ------------ -------------- ---------- ----------- -----------  ------------ ------------

(Loss) Income
 from Operations   239,359	        40,468	    95,708    (273,017)	  (907,543)     (805,025)	    806,164
Other Income						                                                                  47,058	      75,012
                                                                              ------------ ------------
Pretax (Loss) Income						                                                        (757,967)	    881,176
Benefit (Provision) for Income taxes					                                          292,900	    (378,800)
                                                                              ------------ ------------
Net (Loss) Income						                                                       $   (465,067) $   502,376
                                                                              ============ ============
Primary (Loss) Earnings
     per share  						                                                        $       (.12)	$       .13
                                                                              ============ ============
Cash & Investment Securities per share			         		                          $        .62	 $      1.52
                                                                              ============ ============
Book Value per share						                                                    $       2.41	 $      2.65
                                                                              ============ ============


<PAGE 13>
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND OPERATIONS (CONTINUED)

Future Expectations

STS revenues are expected to increase in the fourth quarter of 1997. As a result of a stronger than expected backlog, the Company expects an increase in gross revenue and gross profit in the fourth quarter of 1997 and continuing into 1998.

The Company expects revenues from Customized Billing Services to increase starting in the third quarter of 1997 and thereafter based on existing proposals outstanding; however, it is not possible to ascertain the amount of such increase until actual contracts are in place.

The Company has experienced delays in the release and installation of certain modules of TelMaster the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text-based telemanagement software modules. Certain modules of this product were released in the third quarter of 1996, and installations have been completed in the second quarter of 1997. Other modules are scheduled for release in the third and fourth quarters of 1997. Due to persisting delays, the Company does not expect significant increases in system sales from the TelMaster product until the third quarter of 1998.

GoodNet is comprised of two product lines: High Speed ATM Backbone Connectivity (ATM) and Dial-Up Services in Arizona. The ATM product line, which provides high-speed connectivity to the Internet, is expected to continue to grow both in geographical scope and revenue generated. Currently, the ATM backbone consists of 24 national points of presence, which allow the Company to provide high-speed connectivity to businesses in those regions. Because of the nature of the ATM backbone deployment, cost of goods sold is currently exceeding gross revenue. The Company expects to realize a gross profit in the fourth quarter of 1997 and an operational break even in the third quarter of 1998.

GoodNet experienced a significant decrease in its dial-up customer base due to lingering connection problems with the Company's local line provider. The Company's subscriber base has further eroded to approximately 12,750 customers from 13,500. It is anticipated that this number will stabilize and that growth will resume during the fourth quarter of 1997. The Company is evaluating alternative local line providers to replace the current one.

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

Due to the anticipated GoodNet losses, the seasonality of STS, as well as delays in the release of the TelMaster product, the Company expects a loss in the third quarter of 1997.

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to expand GoodNet's ATM backbone, reduce the high turnover rate of GoodNet's dial-up subscribers, and introduce and implement the TelMaster product. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

<PAGE 14>
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND OPERATIONS (CONTINUED)


Liquidity and Capital Resources

The Company has available a line of credit of $1,000,000. The credit line has been used for seasonal fluctuations in cash flow. The credit line is typically used during the summer months due to the high demand for cash from new system and STS Outsourcing Program installations for the following fall season.

At May 31, 1997, the Company had cash of $193,424 and investment securities of $2,203,332. Net cash and investment securities used during the six month period ended May 31, 1997 was approximately $1,325,000. The Company believes that present cash reserves available, the existing line of credit, along with anticipated cash flows from its operations will be adequate to supply currently anticipated operating requirements for the next twelve (12) months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders.

Seasonality

The Company generally completes the sale of the majority of STS and STS Program system installations in the higher education industry during the spring and early summer months. The implementation and installation of these systems and services occurs during the summer months. Revenues derived from STS begin in the fall and decline during the Christmas holiday and the summer months when university students are on vacation. As a result, the Company's revenues have consistently been highest during the second and fourth quarters.

<PAGE 15>

PART II
OTHER INFORMATION

Response to Items 1-5 are omitted since these items are not applicable to this report.

Item 6.	Exhibits and Reports on Form 8-K

 	(a)	  No.	  Description		                               		         Reference

       	11	   (Loss) Earnings per common and common equivalent shares    *

	-----------------------------
	     *    filed herewith

	(b)	   No reports on Form 8-K have been filed during the quarter ended May 31,
1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	TELESOFT CORP.



	BY       /s/Michael F. Zerbib
	        Michael F. Zerbib
	        Chief Financial Officer

DATED:  July 14, 1997

<PAGE 16>

Exhibit 11;  (Loss) Earnings per common and common equivalent shares

(Loss) Earnings per common and common equivalent share is calculated as follows:

                               	Three Months Ended      Six Months Ended
                                May 31    	 May 31	     May 31       May 31
                                	1997       	1996	       1997       	 1996
(Loss) Earnings per common and
  common equivalent shares:

Net (loss) income	              $ (465,067)	 $ 502,376	  $ (670,308) 	$ 981,914
                                ==========   =========   ==========   =========

Weighted average number of
  shares outstanding	             3,818,333	 3,797,889	   3,818,333	  3,787,500

Net effect of dilutive common
   stock options and common
   stock warrants based on the
   treasury stock method using
   the period average market price
   of the Company's common stock	    35,916	    17,711	      30,175	     21,188
                                  ---------  ---------    ---------   ---------

Weighted average number of
   shares and equivalent shares	  3,854,249	 3,815,600 	  3,848,508	  3,808,688
                                  =========  =========    =========   =========
(Loss) Earnings per common
   and common equivalent shares	  $    (.12)	$     .13	   $    (.17)	 $     .26
                                  =========  =========    =========   =========

(Loss) Earnings per common share,
     assuming full dilution:

Net (loss) income	                $ (465,067) $ 502,376 	$ (670,308)  $ 981,914
                                  ==========  =========  ==========   =========
Weighted average number of
   shares outstanding	             3,818,333	 3,797,889	  3,818,333	  3,787,500

Net effect of dilutive stock
  options based on the treasury
  stock method using the end of
  period market price of common,
  if higher than average	             35,916	    77,552	     30,175	     66,806
                                   ---------  ---------   ---------   ---------
Common stock and common stock
   equivalents	                    3,854,249	 3,875,441	  3,848,508	  3,854,306
                                   =========  =========   =========   =========
(Loss) Earnings per common
   and common equivalent share	    $    (.12)	$     .13	  $    (.17)	 $     .26
                                   =========  =========   =========   =========