Form 10QSB
period 1997-08-31
TELESOFT CORP
filed 1997-10-15
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1997

SEC File No. 1-13830


TELESOFT CORP.
(Exact name of registrant as specified in its charter)


	Arizona	     86-0431009
           (State or other jurisdiction of	(IRS Employer
            incorporation or organization)	 Identification No.)



3216 North Third Street, Phoenix, Arizona  85012
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

                Yes (X)                          No ( )






Common Stock, without par value, 3,787,500 shares outstanding at October 14, 1997



Transitional Small Business Disclosure Format Yes ( )   No (X)

39271-1                                1

<PAGE 2>


PART I - FINANCIAL INFORMATION



ITEM 1.	FINANCIAL STATEMENTS.


                                                            Page

Consolidated Balance Sheets as of August 31, 1997 and
	November 30, 1996	                                                  3

Consolidated Statements of Operations for the three
 and nine month periods	ended August 31, 1997 and
 August 31, 1996	                                                    4

Consolidated Statements of Cash Flows for the nine month
 periods ended August 31, 1997 and August 31, 1996              5 -- 6


Notes to the Consolidated Financial Statements	                 7 -- 9


<PAGE 3>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET




		                                             August 31, 1997        November 30, 1996
                                          		   (unaudited)

ASSETS

Cash and cash equivalents	                     $ 	     174,219	       $	        219,023
Investment securities	                               1,436,899	                 703,332
Accounts receivable, net of allowance for
   uncollectibles of $ 939,402 at
   August 31, 1997 and $708,127 at
   November 30, 1996	                                3,332,087	               5,678,469
Inventory	                                             592,169	                 474,254
Deferred taxes	                                      1,015,200	                 234,300
Income taxes receivable   	                             56,281	                 147,242
Note receivable from related party           	               -	                 208,635
Other		                                                521,100		                194,834
                                               ---------------        -----------------
	Total Current Assets	                               7,127,955	               7,860,089

Investment securities	                                 500,000	               2,800,000
Property and equipment, net	                         2,744,863	               2,094,952
Computer software costs, net	                          496,809	                 605,912
Intangibles, net	                                    1,352,722	               1,136,898
Note receivable from related party	                    286,266	                  40,125
Deferred taxes	                                         84,300	                       -
Other		                                                143,267		                114,960
                                              ----------------        -----------------
	Total Assets	                                $    	12,736,182	       $      14,652,936
                                              ================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable-current portion 	                $	        88,957	       $	              -
Accounts payable and accrued liabilities	            2,300,711	            	  4,085,134
Income taxes payable	                                  286,295	                       -
Deferred revenue		                                   1,084,637		                526,351
                                              ----------------        -----------------
	Total Current Liabilities		                         3,760,600		              4,611,485

Note payable	                                          394,777	                       -
Deferred taxes		                                             -		                153,500
                                              ----------------        -----------------
	Total Liabilities		                                 4,155,377		              4,764,985
                                              ----------------        -----------------

Stockholders' Equity:
   Common stock, 50,000,000 shares
    authorized, no par value;	                       7,343,859	               7,343,859
     3,787,500 issued and outstanding
   Additional paid-in capital                   	       22,369	                  80,069
Retained earnings		                                  1,214,577		              2,464,023
                                             -----------------       ------------------
	Total Stockholders' Equity		                        8,580,805		              9,887,951
                                             -----------------       ------------------

	Total Liabilities and Stockholders' Equity		$	     12,736,182	      $	      14,652,936
                                             =================       ==================

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 4>
TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



                                        		Three Months Ended	                       Nine Months Ended
                                        		August 31, 1997	     August 31,1996	      August 31, 1997	    August 31,1996

Sales, net	                               $        4,182,831	  $    3,169,786	      $      17,249,062	  $     14,219,039
Cost of sales	                                     2,018,604	       1,733,969	             10,442,588	         8,162,067
                                          ------------------   --------------       -----------------   ----------------
                                               	   2,164,227	       1,435,817	              6,806,474	         6,056,972
                                          ------------------   --------------       -----------------   ----------------

General and administrative expenses	               2,930,146	       2,344,113	              8,383,314	         5,480,887
Settlement expense	                                        -	               -	                384,138	                 -
                                          ------------------   --------------       -----------------   ----------------
                                               	   2,930,146	       2,244,113	              8,767,452	         5,480,887
                                          ------------------   --------------       -----------------   ----------------
(Loss) income from operations	                     (765,919)	       (908,296)	            (1,960,978)	           576,085
                                          ------------------   --------------       -----------------   ----------------
Other income (expense)
   Interest income	                                   28,910	          67,683	                136,766	           245,274
   Interest expense	                                 (7,723)	         (2,252)	                (7,839)	           (2,858)
   Other	                                              4,194	             (8)	               (10,695)	             1,740
                                          ------------------   --------------       -----------------   ----------------
                                              	       25,381	          65,423	                118,232	           244,156
                                          ------------------   --------------       -----------------   ----------------
(Loss) income before benefit (provision)
   for income taxes                            	   (740,538)	       (842,873)	            (1,842,746)	           820,241
Benefit (provision) for income taxes	                161,400	         355,600	                593,300	         (325,600)
                                          ------------------   --------------       -----------------   ----------------

Net (loss) income	                        $        (579,138)	  $    (487,273)	      $     (1,249,446)	  $        494,641
                                          ==================   ==============       =================   ================

(Loss) earnings per share
   primary	                               $            (.15)	  $        (.13)	      $           (.33)	  $            .13
   fully diluted	                         $            (.15)	  $        (.13)	      $           (.33)	  $            .13
                                          ==================   ==============       =================   ================
Weighted average number of
 shares outstanding
   primary	                                       3,798,187	        3,860,020	              3,832,839	         3,817,034
   fully diluted	                                 3,798,187	        3,860,020	              3,832,839	         3,817,034
                                          =================    ==============       =================   ================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 5>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month periods ended August 31, 1997 and 1996 (unaudited)





                                                    		1997	                1996

Cash flows from operating activities:
   Cash received from customers	                      $	    19,836,209	    $	    15,606,593
   Cash paid to suppliers and employees	                  (20,083,950)	        (16,701,314)
   Interest paid	                                              (7,839)	             (2,858)
   Interest received	                                          102,761	             224,450
   Income taxes paid	                                         (48,144)	         (1,151,661)
                                                      ----------------     ----------------
Net cash used by operating activities	                       (200,963)	         (2,024,790)
                                                      ----------------     ----------------

Cash flows from investing activities:
   Purchase of property and equipment		                    (1,365,887)		        (1,183,926)
   Computer software costs	                                          -	           (276,472)
   Disbursement for notes receivable from
      related parties	                                       (385,417)	                   -
   Collection of notes receivable from related
      parties	                                                 362,316	                   -
   Payments for purchase of GoodNet, LLC, net of
      cash acquired, and purchase of customer base                   -	           (887,515)
   Purchase of investment securities	                      (4,568,567)	                   -
   Sale of investment securities	                            6,135,000	                   -
                                                       ---------------     ----------------
Net cash provided (used) by investing activities	              177,445	         (2,347,913)
                                                       ---------------     ----------------

Cash flows from financing activities
   Proceeds from notes payable	                                     -	            1,200,000
   Payment of notes payable		                                (21,286)		         (1,207,977)
                                                       --------------      ----------------
Net cash used by financing activities	                       (21,286)	              (7,977)
                                                       --------------      ----------------

Net decrease in cash and cash equivalents	                   (44,804)	          (4,380,680)

Cash and cash equivalents at beginning of period	             219,023	            7,791,915
                                                       --------------      ----------------

Cash and cash equivalents at end of period 	           $      174,219	     $      3,411,235
                                                       ==============      ================



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 6>

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine month periods ended August 31, 1997 and 1996 (unaudited)




                                                     		1997	               1996


Reconciliation of Net (Loss) Income to Net Cash
   Used By Operating Activities

Net (Loss) Income	                                     $     (1,249,446)	  $  	      494,641
                                                       -----------------   -----------------
Adjustments to reconcile net (loss) income to net
   cash used by operating activities:

   Depreciation and amortization	                              1,056,575	            424,435
   Interest income included with note receivable
     from related party	                                        (14,405)	                  -
   Deferred taxes                                          	 (1,018,700)	             16,200

Changes in Assets and Liabilities:
   Accounts receivable	                                        2,346,382	          1,519,026
   Inventory	                                                  (117,915)	          (269,740)
   Other current assets	                                       (326,266)	          (341,741)
   Other assets	                                                (28,307)	          (134,845)
   Accounts payable and accrued liabilities	                 (1,784,423)	        (2,928,350)
   Deferred revenue	                                             558,286	             37,845
   Income taxes payable	                                         286,295	          (617,343)
   Income taxes receivable		                                      90,961		         (224,918)
                                                        ----------------   -----------------

                                                          			  1,048,483      		 (2,519,431)
                                                        ----------------   -----------------

Net cash used by operating activities	                  $  	   (200,963)	  $     (2,024,790)
                                                        ================   =================


Supplemental disclosure of non-cash investing and financing activities:

During the nine month period ended August 31, 1997, the Company financed a covenant not to compete in the amount of $505,020.

During the nine month period ended August 31, 1997, the Company reacquired 30,833 shares of its common stock valued at $57,700 as partial payment of the sale of 25% of the outstanding shares of Telesoft Acquisition Corp II.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

<PAGE 7>

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended August 31, 1997 and 1996 (unaudited)


1. Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of Telesoft Corp. (Telesoft), together with its wholly owned subsidiary, Telesoft Acquisition Corp and a 75% owned subsidiary, Telesoft Acquisition Corp II (the Company). All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending November 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10/KSB/A for the year ended November 30, 1996.


2.	Stock Option Plans:

During the nine month period ended August 31, 1997, the Company granted 20,000 options with an exercise price of $3.125 per share and 5,000 options with an exercise price of $4.00 per share to Company employees. The exercise price approximates fair market value at the dates of issuance.

3. Note Payable:

At August 31, 1997, note payable consists of:

Note payable to an individual in 60 monthly
installments of $10,000, less imputed interest at 7%
of $94,980, beginning June 15, 1997; in payment for
a covenant not to compete (See Note 5)			                 $ 	483,734

less:  current portion		 				                               (88,957)
                                                          ----------

                                                    						$ 	394,777
                                                          ==========

Future minimum principal payments due on the note payable are as follows:

  	Year Ending
	   August 31

      1998         $    88,957
      1999              95,387
      2000             102,283
      2001             109,677
      2002              87,430
                   -----------

    		Total	       $   483,734
                   ===========

<PAGE 8>

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended August 31, 1997 and 1996 (unaudited)

3.	Note Payable (continued):

The Company has available a $1,000,000 operating line of credit, expiring April 15, 1998. Interest is payable monthly at the bank's prime rate, plus one-half percent. The line of credit is collateralized by various corporate assets and requires compliance with various loan covenants. As of August 31, 1997, there were no balances outstanding on this operating line of credit.

4. Note Receivable From Related Party

At August 31, 1997, Telesoft has an outstanding 6% unsecured note receivable from the president of a subsidiary company in the amount of $286,266, including accrued interest. The note, including accrued interest, is due in May 2002.

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

The above transaction has resulted in a $384,138 settlement expense during the three month period ended May 31, 1997. Additionally, the Company has included in intangibles the cost of the covenant not to compete ($505,020) and a corresponding note payable.

Effective May 31, 1997, the Company entered into an agreement with the remaining former owner of GoodNet to exchange a 25% interest in Telesoft Acquisition Corp II (formerly a wholly owned subsidiary, dba GoodNet) for the return of the Company's stock issued and rights to receive contingently issuable stock in conjunction with the purchase of GoodNet in 1996. Under terms of the agreement, the remaining former owner of GoodNet agreed to repay the Company $57,500, plus accrued interest, which the former owner received in conjunction with the purchase of GoodNet in 1996.

<PAGE 9>

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended August 31, 1997 and 1996 (unaudited)


6.	Commitments:

Telesoft Acquisition Corp. II dba GoodNet, a 75% owned subsidiary of the Company, has entered into an operating lease agreement for broadband service with a provider of its ATM services. Under the terms of the agreement, the Company is required to maintain minimum service levels of approximately $45,000 per month with the provider through March 2001. The Company currently has approximately $150,000 in monthly charges from this provider during the quarter ended August 31, 1997.

GoodNet has also entered into an operating lease agreement for broadband service with another ATM provider. Under the terms of this agreement, the Company is committed to pay $135,000 per month beginning November 1, 1998 and $267,000 per month from May 1, 2000 through April 30, 2002.

7.	Accounting Pronouncement:

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Pursuant to the provisions of SFAS 128, the Company's net (loss) income per share would have been as follows:




                                        		  	  Three Month	                        Nine Month
                                               Period Ended	                       Period Ended
                                       		      August 31,	                         August 31,

                                             	1997              1996       	     1997 	            1996
Basic (loss) earnings per share:

Net (Loss) income	                            $   (579,138)	    $   (487,273) 	  $ (1,249,446)	    $     494,641

Weighted average number
of shares outstanding	                            3,787,500	        3,818,333        3,807,980         3,801,291

(Loss) earnings per share	                    $       (.15)	    $       (.13)	   $       (.33)	    $         .13

Diluted (loss) earnings per share:

Net (loss) income	                            $   (579,138)	    $   (487,273)	   $ (1,249,446)	    $     494,641

Weighted average number
of shares outstanding	                            3,787,500	        3,818,333        3,807,980         3,801,291

Net effect of dilutive stock
options based on the treasury
stock method using the average
market price	                                        10,687	           41,687           24,859            15,743

Common stock including assumed
conversions	                                      3,798,187	        3,860,020 	      3,832,839	        3,817,034

(Loss) earnings per share	                    $       (.15)	    $       (.13)	   $       (.33)	    $         .13




<PAGE 10>

ITEM 2.	MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations for the nine months ended August 31, 1997 and 1996


 	Revenues increased by 21.3% to $17,249,062 for the nine months ended August
31, 1997 compared to $14,219,039 for the nine months ended August 31, 1996.
The Company's revenue is derived from four principal product lines and services:  STS Outsourcing Programs (STS), System Sales and Maintenance,
Customized Billing Outsourcing Services and GoodNet.

 	STS revenues were approximately $9,229,000 for the nine months ended August
31, 1997 compared to $9,025,000 for the nine months ended August 31, 1996.
Revenues from System Sales were $3,204,000 for the nine months ended August
31, 1997 compared to $3,431,000 for the nine months ended August 31, 1996, a decrease of 6.6%.  This decrease was mainly attributable to delays in the release of TelMaster, the "Client/Server" and "Graphical User Interface"
environment version of the Company's existing text-based telemanagement software modules.  See "Future Expectations" below.  For the nine months ended
August 31, 1997 and 1996, revenues from Customized Billing Outsourcing Services were approximately $754,000 and $476,000, respectively.  During the nine months ended August 31, 1997, GoodNet contributed revenues of $1,991,000 and
$2,071,000 from its dial-up and Asynchronous Transfer Mode Backbone ("ATM")
products, respectively.  GoodNet, acquired in April 1996, contribued revenues of approximately $1,287,000 during the nine months ended August 31, 1996.


 	Total gross profit increased to $6,806,474 for the nine months ended August
31, 1997 compared to $6,056,972 for the nine months ended August 31, 1996.
Cost of goods sold was approximately 76% of STS Outsourcing Program revenues for the nine months August 31, 1997, comparable with the nine months ended
August 31, 1996.  Cost of goods sold as a percentage of System Sale revenues was approximately 25% for the nine months ended August 31, 1997 and 21% for the nine months ended August 31, 1996.  Cost of goods sold for GoodNet's dial-up business was approximately 5.3% while ATM cost of goods exceeded ATM revenue by approximately $407,000 as anticipated.  This low cost of sales for the GoodNet dial-up business is due to a one time service credit of approximately $550,000 from GoodNet's primary local line provider.

 	Operating expenses increased by 60%, or $3,286,565, for the nine months ended August 31, 1997 to $8,767,452 from $5,480,887 for the nine months ended August 31, 1996. This was primarily due to the acquisition of the GoodNet subsidiary, which contributed $2,919,000 in recurring operating expenses during the nine months ended August 31, 1997 compared to $790,000 during the nine months ended August 31, 1996. Current operating expenses include a charge of approximately $385,000 in connection with an agreement with the former owners of GoodNet, LLC. See Note 5 to the financial statements. There were also increases in the number of employees hired for sales and marketing, and customer support, accounting for approximately $400,000 of the remaining increase. There was no capitalization of software development expenditures during the nine month period ended August 31, 1997. During the nine month period ended August 31, 1996, approximately $276,000 was capitalized.


 	The Company realized a $1,249,446 net loss for the nine months ended August 31, 1997 compared to net income of $494,641 for the nine months ended August 31, 1996. This is primarily attributable to approximately $1,824,000 in operating losses realized by GoodNet and an operating loss of $280,000 caused by lower System Sales revenue.

<PAGE 11>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS (CONTINUED)


Results of Operations by Product Line for the nine months ended August 31, 1997 with comparative totals for the nine months ended August 31, 1996





                                                                       							                               Total for the
                                         System Sales/ Customized 	GoodNet	     GoodNet	 	                   nine months ended
                      	     STS	         Maintenance	  Billing	    Dial-Up	     ATM	         Total	          August 31, 1996

Sales, Net	                 $ 9,229,288  $ 3,203,685	  $ 754,130	  $ 1,990,806	 $ 2,071,153 	$  17,249,062   $  14,219,039
                            -----------  -----------   ---------   -----------  -----------  -------------   -------------

Cost of Sales 	               7,045,233	     814,256	          -	    (106,542) 	  2,213,463	     9,966,410	      8,070,744
Cost of Sales, Depreciation           -	           -	          -	      211,100 	    265,078	       476,178	         91,323
                            -----------  -----------   ---------   -----------  -----------  -------------   -------------

                              7,045,233	     814,256	          -	      104,558	   2,478,541	    10,442,588	      8,162,067
                            -----------  -----------   ---------   -----------  -----------  -------------   -------------

Gross Profit	                 2,184,055	   2,389,429	    754,130	    1,886,248	   (407,388)	     6,806,474	      6,056,972
                            -----------   ----------   ---------   -----------  -----------  -------------   -------------

General & Administrative
      Expenses:
   General	                   2,289,464	   2,362,301	    156,319	      742,020	   1,691,836	     7,241,940	      4,808,781
   Settlement	                        -	           -	          -       384,138	           -	       384,138	              -
   Depreciation	                 94,838	     167,140	          -	            -	       6,915	       268,893	        226,598
   Amortization                       -        6,250	          - 	     112,554	     112,692   	    231,496	         35,814
   Bad Debt	                    136,171	         655	          -        90,000	      80,000	       306,826	        133,212
   Corporate Allocations:
       General	                  83,868	      83,871	      5,083	       27,957	      53,372	       254,151	        205,782
       Depreciation	             26,402	      52,006	          -	            -	       1,600	        80,008	         70,700
                            -----------   ----------    --------   -----------  -----------  -------------      ----------

                          	   2,630,743	   2,672,223	    161,402	    1,356,669	   1,946,415	     8,767,452	      5,480,887
                            -----------   ----------    ---------  -----------  -----------  -------------      ----------

(Loss) Income from
             Operations	      (446,688)	   (282,794)	    592,728	      529,579	 (2,353,803)	   (1,960,978)	        576,085

Other Income						                                                                                 118,232	        244,156
                                                                                             -------------      ----------
Pretax (Loss) Income						                                                                     (1,842,746)	        820,241
Income Tax Benefit (Provision)		                                      				                         593,300	      (325,600)
                                                                                             -------------      ----------
Net (Loss) Income						                                                                      $ (1,249,446)	     $  494,641
                                                                                             =============      ==========

Primary (Loss) Earnings
     per share						                                                                         $       (.33)	     $      .13


Cash & Investment Securities per share					                                                  $         .55	     $      .89
Book Value per share						                                                                   $        2.24	     $     2.52
                                                                                             =============      ==========



Results of Operations for the three months ended August 31, 1997 and 1996

 	Revenues increased by 32.0% to $4,182,831 for the three months ended August
31, 1997 compared to $3,169,786 for the three months ended August 31, 1996.
STS Outsourcing Program revenues were approximately $961,000 for the three months ended August 31, 1997 compared to $915,000 for the three months ended
August 31, 1996.  Revenues from System Sales were $1,309,000 for the three months ended August 31, 1997 compared to $1,040,000 for the three months ended August 31, 1996, an increase of 25.9%.  Revenues from Customized Billing
Outsourcing Services were $444,000 for the three months ended August 31, 1997 compared with $51,000 for the three months ended August 31, 1996.  This increase is due to the development of customized billing services for one primary customer.  During the three months ended August 31, 1997, GoodNet contributed revenues of $665,000 and $804,000 from its dial-up and ATM products, respectively.  GoodNet dial-up revenue is consistent with the average quarterly revenue for the first two quarters of 1997.  ATM revenue increased approximately 5.6% from the three months ended May 31, 1997 through the three months ended August 31, 1997.  During the three months ended August 31,
1996, GoodNet contributed revenues of approximately $336,000.

<PAGE 12>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS (CONTINUED)

	Total gross profit increased to $2,164,227 for the three months ended August
31, 1997 compared to $1,435,817 for the three months ended August 31, 1996.
Cost of goods sold was approximately 4% above STS Outsourcing Program revenues for the three months ended August 31, 1997, compared with 6% above revenue for the three months ended August 31, 1996.  Cost of goods sold as a percentage of
System Sale revenues was approximately 31% and 23% for the three months ended
August 31, 1997 and 1996, respectively.  This increase is due to a higher mix of system sales versus maintenance revenues than in the prior year.  System sales have a lower gross profit margin than maintenance revenues.  GoodNet's dial-up business had a negative cost of sales for the three months ended
August 31, 1997 due to a one time service credit of approximately $550,000 from GoodNet's local line provider.  ATM cost of goods exceeded ATM revenue by approximately $122,000 as anticipated.  This represents an improvement over the prior quarter during which, cost of goods exceeded ATM revenue by approximately $200,000.


 	Operating expenses increased by 25%, or $586,033 for the three months ended
August 31, 1997 to $2,930,146 from $2,344,113 for the three months ended
August 31, 1996.  This was primarily due to the acquisition of the GoodNet subsidiary, which contributed $1,104,000 in recurring operating expenses during the three months ended August 31, 1997 compared to $650,000 during the three months ended August 31, 1996.  There was no capitalization of software development expenditures during the three month period ended August
31, 1997.  During the three month period ended August 31, 1996, approximately
$90,000 was capitalized.

 	The Company realized a $579,138 net loss for the three months ended August 31, 1997 compared to a $487,273 net loss for the three months ended August
31, 1996.

Material Changes in Financial Position

 	Accounts receivable decreased to $4,271,489 as of August 31, 1997 from $6,386,596 as of November 30, 1996 ($3,332,087 and $5,678,469, net of
allowance for uncollectibles as of August 31, 1997 and November 30, 1996 respectively). This decrease is due to the seasonality of the Company's STS revenue. (See "Seasonality" below) Accounts receivable as of August 31, 1996, was $3,396,681 ($2,921,086 net of allowance for uncollectibles). The increase from August 31, 1996 to August 31, 1997 is primarily attributable to GoodNet ATM sales which began during the fourth quarter of 1996.

 	Property and equipment before accumulated depreciation increased to $4,662,174 from $3,349,371 as of November 30, 1996. This increase is primarily due to approximately $1,234,000 invested in the expansion of GoodNet's ATM Backbone.

 	Cash and investment securities decreased $1,611,237 to $2,111,118 at August 31, 1997 from $3,722,355 at November 30, 1996. This is primarily due to the investment of approximately $1,366,000 in property and equipment. Additionally, approximately $200,000 was used for operating activities during the nine months ended August 31, 1997. Excluding taxes, this represents a $700,000 improvement over the nine months ended August 31, 1996.

 	Accounts payable and accrued liabilities decreased to $2,300,711 as of August 31, 1997 from $4,085,134 as of November 30, 1996. This decrease is due to the seasonality of the Company's STS revenues which result in lower cost of sales during the third quarter. (See "Seasonality" below) Accounts payable and accrued liabilities as of August 31, 1996 was $1,457,949. This increase from August 31, 1996 to August 31, 1997 is primarily attributable to GoodNet's ATM division, which began during the fourth quarter of 1996.

<PAGE 13>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS (CONTINUED)

Future Expectations

 	STS revenues are expected to increase in the fourth quarter of 1997. As a result of a stronger than expected backlog, the Company expects an increase in gross revenue and gross profit in the fourth quarter of 1997 and continuing into 1998.

 	The Company expects revenues from Customized Billing Services to decrease in the fourth quarter of 1997, but remain above second quarter 1997 levels and then increase thereafter based on existing proposals outstanding; however, it is not possible to ascertain the amount of such increase until actual contracts are in place.

 	The Company has experienced delays in the release and installation of certain modules of TelMaster the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text-based telemanagement software modules. Certain modules of this product were released in the third quarter of 1996, and installations have been completed in the second and third quarters of 1997. Other modules are scheduled for release in the fourth quarter of 1997 and the first and second quarters of 1998. Due to persisting delays, the Company does not expect significant increases in system sales from the TelMaster product until the third quarter of 1998.

	GoodNet is comprised of two product lines: High Speed ATM Backbone Connectivity ("ATM") and Dial-Up Services in Arizona. The ATM product line, which provides high-speed connectivity to the Internet, is expected to continue to grow both in geographical scope and revenue generated. Currently, the ATM backbone consists of 29 national points of presence, which allow the Company to provide high-speed connectivity to businesses in those regions. Because of the nature of the ATM backbone deployment, cost of goods sold is currently exceeding gross revenue. The Company expects to realize a gross profit in the fourth quarter of 1997 and an operational break even in 1998.

 	GoodNet experienced a significant decrease in its dial-up customer base due to lingering connection problems with the Company's local line provider.  The
Company's subscriber base has further eroded to approximately 12,000 customers from 12,750.  It is anticipated that this number will stabilize and that growth will resume during the fourth quarter of 1997.  The Company has installed 240 new digital lines that are being tested for reliability and scalability.  The Company plans to migrate its dial-up customer base to these new lines over a period of six to twelve months.

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

	This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to expand GoodNet's ATM backbone, reduce the high turnover rate of GoodNet's dial-up subscribers, and introduce and implement TelMaster product. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastucture to support operations.

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

 	At August 31, 1997, the Company had cash of $179,219 and investment securities of $1,936,899. Net cash and investment securities used during the nine month period ended August 31, 1997 was approximately $1,600,000. The Company believes that present cash reserves available, the existing line of credit, along with anticipated cash flows from its operations will be adequate to supply currently anticipated operating requirements for the next twelve (12) months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to the existing shareholders.

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

	(b)	  No reports on Form 8-K have been filed during the quarter ended
       August 31, 1997.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	TELESOFT CORP.



	BY
	        Michael F. Zerbib
	        Chief Financial Officer

DATED:  October 15, 1997


<PAGE 16>


Exhibit 11;  (Loss) Earnings per common and common equivalent shares

(Loss) Earnings per common and common equivalent share is calculated as follows:





                                             	Three Months Ended 	                   Nine Months Ended
                                             	August 31,		                           August 31,
                                            	 1997	                1996	             1997	               1996

(Loss) Earnings per common and common
    equivalent shares:

Net (loss) income	                           $         (579,138)	  $   (487,273)	    $     (1,249,446)	  $      494,641
                                             ===================   =============     =================   ==============

Weighted average number of
  shares outstanding	                                  3,787,500	      3,818,333	            3,807,980	       3,801,291

Net effect of dilutive common
   stock options and common
   stock warrants based on the
   treasury stock method using
   the period average market price
   of the Company's common stock	                         10,687	         41,687	               24,859	          15,743
                                             -------------------  --------------     -----------------   --------------

Weighted average number of
   shares and equivalent shares	                       3,798,187	      3,860,020	            3,832,839	       3,817,034
                                             ===================  ==============     =================   ==============
(Loss) Earnings per common
   and common equivalent shares	             $             (.15)	 $        (.13)	    $           (.33)	  $          .13
                                             ===================  ==============     =================   ==============


(Loss) Earnings per common share,
     assuming full dilution:

Net (loss) income	                            $        (579,138)	 $    (487,273)	    $     (1,249,446)	  $      491,641
                                              ==================  ==============     =================   ==============

Weighted average number of
   shares outstanding	                                 3,787,500	      3,818,333 	           3,807,980	       3,801,291

Net effect of dilutive stock options
   based on the treasury stock method
   using the end of period market price
   of common, if higher than average	                     10,687	         41,687	               24,859	          15,743
                                              ------------------  --------------     -----------------   --------------

Common stock and common stock
   equivalents	                                        3,798,187	      3,860,020	            3,832,839	       3,817,034
                                              ==================  ==============     =================   ==============

(Loss) Earnings per common
   and common equivalent share	                $           (.15)	 $        (.13)	    $           (.33)	  $          .13
                                               =================  ==============     =================   ==============

