Form 10KSB
period 1997-11-30
TELESOFT CORP
filed 1998-03-02
CIK 944142

SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549


FORM  10-KSB

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended  November  30,  1997

Commission  File  No.  1-13830

TELESOFT  CORP.
(Exact  name  of  Registrant  as  specified  in  its  charter)

   Arizona                                                          86-0431009
 (State  of  Incorporation)                  (IRS Employer Identification No.)

            3443  North  Central  Avenue  #1800
            Phoenix,  Arizona    85012
(Address  of  principal  executive  offices)    (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (602)  308-2100

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

Issuer's revenues from continuing operations for its fiscal year:  $22,593,450

As of February 19, 1998, the number of shares of Common Stock outstanding was 3,787,500 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $6,440,000.

Documents  Incorporated  By  Reference

Portions of the Registrant's definitive Proxy Statement for its forthcoming Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Report.

Exhibit  Index                                                         Page 30

PART  I

ITEM  1.    BUSINESS.

General

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of  1934.   Such statements involve certain risks and uncertainties that could cause  actual  results  to differ materially from those in the forward-
looking statements.    Certain  factors which may cause such a difference
include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

Telesoft Corp. ("Company" or "Telesoft") designs, distributes, installs, maintains and manages telecommunications systems comprised of integrated hardware and proprietary software for the automated provision of billing and other telecommunications services to higher education, Fortune 1000, governmental agencies, Regional Bell Operating Companies ("RBOC's"), and long distance interexchange carriers. The Company offers the following integrated hardware and proprietary software systems and services: the STS Outsourcing Program, Customized Billing Outsourcing Services, TelMaster Telemanagement System, Distribution Control System and RATEX Bookstore Solution.

Historical  Highlights

The  Company  was incorporated in Arizona in May 1982.   From 1982 to 1986 the
Company focused primarily on its DCS product line. In 1986 the Company began to shift its focus to developing and marketing proprietary software and integrated systems to serve the long distance telecommunications and data management and call processing needs of the university and college market.
In April 1996 the Company acquired GoodNet, an Arizona-based internet service provider to deploy a nationwide ATM network to sell high-speed connectivity to high-bandwidth users.

In January 1998, the Company sold its GoodNet subsidiary. (See Discontinued Operations, below) Its executive offices are located at 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012, and its telephone number is (602) 308 2100.

The Company's products and services are broken down in the following product lines for financial reporting purposes:


(1)  STS  Outsourcing  Program  Revenue,
   (a)  On-Site  and  Polling  Programs,
   (b)  SunDial  Off-Campus  Program,
(2)  Customized  Billing  Outsourcing  Services.
(3)  System  Sale  and  Maintenance  revenue
   (a)  TMS  and  TelMaster,
   (b)  RATEX,
   (c)  DCS,
   (d)  Software  and  Hardware  Recurring  Maintenance  Revenue,

Through its former 71% owned subsidiary, Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet") which was acquired in April 1996, Telesoft became a National
Service Provider offering high capacity data communication to the Internet for high-bandwidth users including Internet Service Providers, universities and colleges, large landlords, RBOC's, Cable Television Operators and Value Added
Resellers.    In  January  1998,  the  Company  sold  GoodNet  to  Winstar
Communications
Incl.    ("Winstar")

Products  and  Services

Student  Telephone  Services  (STS)  Outsourcing  Program


     STS Outsourcing Program. The Company provides an outsourcing program to universities and colleges to establish long distance resale programs to residence hall students, off-campus students, administrative staff and faculty. Through its Student Telephone Services Outsourcing Program ("STS Program"), the Company offers a complete billing solution including the following services: (1) production and distribution of marketing literature for the program, (2) on-site solicitation and registration of program participants, (3) installation of hardware and billing software,
(4) collection, costing and processing of long-distance  billing  data,
(5) production and distribution of individual bills, (6) on-site or remote customer service center, (7) management of accounts receivable and collections, (8) clearing-house services for the various suppliers involved with the program, and (9) financial reporting services to the university or college on the performance of the program.

In August 1994, the Company began to offer such service to off-campus residents through its SunDial Program ("SunDial Program"). The SunDial system is an integrated hardware and proprietary software system, which extends the STS Program services and advantages to off-campus students.
The SunDial platform allows STS subscribers to place long distance calls from off-campus housing using a local number for long distance service from local area dwellings or using "1-800" access dialing for long distance service anywhere in the United States at competitive rates, and the ability to continue to use the Program after graduating from the University. The SunDial platform uses Telesoft's proprietary software and Motorola hardware specially adapted for this software application.

Telesoft markets these programs through alliances developed with RBOC's and interexchange carriers such as NYNEX, Bell Atlantic, MCI, and AT&T.

Telesoft administers and operates its STS Program on a turnkey basis on 73 university and college campuses of various sizes including Rutgers College, the University of Southern California, the University of Delaware, SUNY Buffalo, Smith College and Indiana University.

Telesoft has sold the system, software and services required to administer the STS Program to approximately 44 campuses of various sizes nationwide (See "System Sales and Maintenance Revenue"), including Yale University, State
University  of  New  York  at  Oswego,  Case  Western  Reserve University, the
University of Oklahoma, Auburn University, Fairfield University and George Mason University. In the event of a sale, the Company continues to maintain and service the hardware and software under renewable one-year maintenance contracts.

Customized  Billing  Outsourcing  Services.

The Company has concentrated its marketing efforts on the provision of customized billing outsourcing applications to Fortune 1000 companies and governmental agencies in conjunction with large interexchange carriers and RBOC's. In 1996, the Company secured a customized billing contract for 140 agencies for the State of Massachusetts in conjunction with Bell Atlantic. In the third fiscal quarter of 1997, the Company signed a contract with Bell Atlantic to provide billing and customer care outsourcing services including a new residential Centrex product ("Restrex") to be offered to Multiple Dwelling Units (MDU's) dwellers in New York City. This product is expected to include dial-tone, long-distance, internet access, and cable TV services. This product is expected to be released by Bell Atlantic in the second calendar quarter of 1998. The Company also provides customized billing services for Blue Cross & 1999. Blue Shield of Massachusetts, and to the State of West Virginia.

System  Sales  and  Maintenance  Revenue

The Company offers the following integrated hardware and proprietary software systems and services: the Telecommunications Management System, TelMaster, the RATEX Bookstore Solution, and the Distribution Control System.

Telecommunications Management System and TelMaster. The Telecommunications Management System ("TMS") is a proprietary text-based software solution used by the higher education, Fortune 1000, companies and the health care and governmental agency markets to manage telephony data for billing and
ad-hoc reporting  purposes.   TMS is comprised of a series of software
modules and is typically sold in a package including hardware, software, installation, training, and on-going hardware and software maintenance.

TelMaster is Telesoft's third generation telemanagement system. Based on graphical user interface technology, this product was released in the fourth quarter of 1996 and was installed at SUNY Oswego and GE Medical. During 1997, TelMaster was installed at the University of Oklahoma Health Sciences, Ohio Northern University, Geneva College, Dana Corporation, Briggs Stratton Corporation, and the State of South Dakota.

In addition to its extensive higher education customer base, the Company currently services customers such as Allied Signal Corp., St. Luke's Roosevelt Hospital in New York, Florida, Maricopa County in Arizona, and Bolt, Beranek & Newman. Telesoft also provides telecommunications data management services and software for Bell of Pennsylvania and Pacific Bell Corp.

RATEX.    In  March  1995  the Company acquired the RATEX line of software and
related  assets.    RATEX  is  a  software  program  designed  for  University bookstores to  track  merchandise  through  the ordering cycle to the point of sale. The RATEX product line includes software modules for merchandise and inventory management, buyer information, financial and accounting, point of sale and scanning for management acceptance of credit/debit cards, mail order and general merchandise management
application.    RATEX  systems  have  been  installed  in  over 60
universities in North America, including the University of California-Los Angeles bookstores.

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

STS  and  System  Sales  Competition

The telecommunications industry is highly competitive and subject to rapid technological change. Failure to keep pace with the technological advances could adversely affect the Company's competitive position and future prospects. In order to maintain or improve its position, the Company must continue to enhance its current products and develop new products and services in a timely fashion.

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

In connection with its Telemanagment system division, the Company competes with Telco Research and Comco, both of which provide telemanagment systems and services to the university, health care, government and general business markets.

In connection with its RATEX product line, the Company competes with large book wholesalers, such as Nebraska Book Company and Missouri Books Systems, which provide management systems to universities and college bookstores.

The  Company  believes  that  the  factors  for  its  success include quality, technical capability, reliability, price and promptness of performance. While the Company has competed successfully against the foregoing companies, most, if not all, of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and human and other resources than the
Company.   Most  if  not  all,  of  these  organizations have greater  name recognition and a larger installed base than the Company. The Company's competitors could, in the future, introduce products and services with more features and lower prices than the Company's product and service offerings. These organizations could also fund existing or new product and services with other product or services to compete with the Company. While the Company has operated successfully against such competition in the past, there can be no assurance that it will be able to do so in the future.

Sales  and  Marketing

The Company's sales staff consists of ten people who are responsible for all of the Company's marketing and sales efforts. The Company has agreements with certain of its key sales personnel, which contain confidentiality provisions, and prohibits such persons from competing with the Company within certain territories during the term of their employment and for a period
of six months thereafter.    Sales personnel are paid on both a salary and
commission basis. The Company's executive officers also devote a substantial amount of their time to developing and maintaining personal relationships with the Company's customers and with prospective new customers.

Research  and  Development

The Company conducts an active and ongoing research and development program that focuses on developing new and improved software products, and particularly those that tie into or enhance existing programs. Research and development costs for the fiscal years ended November 30, 1997 and 1996 were $414,000 and $266,000, respectively.

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

Patents,  Trademarks,  Licenses  and  Copyrights

The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, and though the use of trade secret laws and restrictions on disclosure, copying and transferring title. The Company also attempts to preserve its proprietary rights by contractual non-disclosure safeguards and restrictions on transferability in its software license agreements. Additionally, the Company does not provide
the source codes for its products to its  customers.    The  Company's
products are not patented and are not the subject of any current patent application, nor is it anticipated that any of its products will be
patented.    Existing  copyright  laws afford only limited practical
protection  for  its software.   Accordingly,  despite  precautions  taken
by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products and to obtain and use information that the Company regards as proprietary.

Key officers and employees have assigned to the Company certain technical and other information and patent rights, if any, acquired by them during their employment by the Company and after termination of their employment with the Company, if such information or rights arose out of information obtained by
them during  their  employment.    They have also agreed not to use or disclose
any such information for a period of two years following termination of their employment.

In spite of these precautions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets. However, the Company believes that due to the rapid pace of innovation within its industry, factors such as technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology. The Company believes that its products and technology do not infringe on any proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

The Company has not obtained trademark or trade name registration on the use of the names "Student Telephone Services," "STS Service Bureau," "SunDial Program," "RATEX", "DCS" or "Sunbelt Business Computers." The Company is in the process of investigating the feasibility, and protection, which might be afforded, by registration of these names, or certain of them as trademarks or trade names on a national, regional or local basis.

Backlog

Backlog is not material to the Company's business since it ships and installs its software and systems promptly upon receipt of customers' orders. While the
Company does tend to experience higher installation activity on university campuses during the summer months, it has not historically had problems installing its products and performing its services in a timely fashion.

Employees

As of January 15, 1998, the Company had 105 full-time employees, of which four were in executive positions, ten were engaged in sales and marketing, eight were in software development and system management, 13 were in customer service and the balance are in various support positions. This represents a decrease during the past year due to the sale of GoodNet. The Company's
employees are not covered  by  a  collective  bargaining  agreement.   The
Company considers its employee  relations  to  be  satisfactory.


ITEM  2.    PROPERTIES.

During fiscal 1996 and 1997, the Company leased 13,500 square feet of office space in Phoenix, Arizona, from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of its Phoenix office lease were approximately $84,000 and for both
1997 and 1996, under a verbal month-to-month lease. The Company vacated this space in January 1998 and will be obligated for a minimum of 90 days.

The Company also leases office space in Phoenix, Arizona for its STS and, previously, its GoodNet operations. In January 1998, the Company relocated all of its Phoenix, Arizona based operations to this office. The Company's obligation under the terms of this lease agreement was approximately $130,000 and $40,000 for the fiscal years ended November 30, 1997 and 1996, respectively.

RATEX  leases  2,200  square  feet  in  Fort  Washington,  Pennsylvania.   The
Company's obligations under the terms of its Fort Washington office lease were approximately $32,000 and $39,000 for 1997 and 1996, respectively.

Finally, the Company leases office space in Tempe, Arizona, which was used for GoodNet headquarters prior to its acquisition by the Company. The Company is currently subleasing this space under terms similar to the Company's obligation for this lease, which was $7,456 for the fiscal year ended November 30, 1997.

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


PART  II

ITEM  5.        MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
           STOCKHOLDER  MATTERS.

The following table sets forth, for the fiscal periods shown, representative high and low bid prices in dollars per share as reported by market makers in the Company's Common Stock on the NASDAQ SmallCap.


Year  Ended  November  30,  1997
                           Low                          High



First Quarter          $2 3/8          $6 1/2
Second Quarter               3            6 1/2
Third Quarter            2 3/8            4 5/8
Fourth Quarter           2 3/4            4 3/8



 Year  Ended  November  30,  1996
                           Low                          High



First Quarter          $4 5/8          $7 3/4
Second Quarter           4 5/8            7 5/8
Third Quarter            3 7/8            7 3/4
Fourth Quarter           2 1/2            4 1/8




The number of beneficial holders of the Common Stock of the Company as of the close of business on February 18, 1998 was 419. Although the Company has no limitations or restrictions on declaring dividends the Company has not declared or paid dividends on its Common Stock and does not expect to declare or pay dividends in fiscal 1998.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
            AND    RESULTS    OF    OPERATIONS.

Background

The Company began as a value-added reseller in the wholesale distribution of accounting software business (Distribution Control Systems) in 1982. During the fiscal year ended November 30, 1997, the Company derived approximately 77% of its revenues from continuing operations from its STS Outsourcing Program. The balance of revenues were derived from hardware, software, maintenance and other services in the higher education, Fortune 1000, governmental and wholesale distribution markets.

The Company has adapted to the fast-paced market changes by shifting its resources from providing generic or general system hardware and software to providing a full range of services in its specialty niches. The Company is continuously developing new products and services to maintain and expand its market share.


SELECTED  FINANCIAL  DATA.

The following selected financial data are derived from the Financial Statements of the Company which have been audited by BDO Seidman, L.L.P., independent certified public accountants, for the year ended November 30, 1997 and Coopers & Lybrand, L.L.P. independent certified public accountants, for
the fiscal year ended  November  30,  1996.    Such  selected financial data
should be read in conjunction with the Company's financial statements and related notes set forth in Item 7 herein.


Years  Ended  November  30



Statement of Operation Data (1):


                                                1997            1996

   Net revenues                        $22,593,450      20,742,993
   Cost of sales                         (14,330,388)    (12,821,582)
   Gross profit                            8,263,062       7,921,411
   Income from operations                    561,191       1,297,762
   Other income (expense)                    163,094         305,773
   Income from continuing operations         402,985         989,335
   Earnings per share- continuing
     operations                                $. 11           $0.26
   Weighted average number of
     shares outstanding                    3,802,874       3,817,130




Years  Ended  November  30



Balance Sheet Data:                             1997            1996

   Cash & Investments                    $3,821,784     $3,722,355
   Working capital                         4,080,013       3,248,604
   Total assets                           17,640,850      14,652,936
   Short-term debt                            90,523           6,840
   Long-term debt                            371,551               -
   Total stockholders' equity              8,906,507       9,887,951


(1) Figures for 1996 and 1997 are unaudited and reflect results from continuing operations.





Results  of  Operations  by  Product Line for the fiscal year ended November 30,
1997  with  comparative  totals  for  the  year  ended  November  30,  1996






                   For the year ended November 30, 1997           Total for
                                                                the year ended
                            System Sales/  Customized          November 30, 1996
               STS           Maintenance   Billing      Total

Sales, Net    $17,430,383   $4,197,480   $965,587  $22,593,450  $20,742,993
Cost of Sales   13,288,224     1,042,164           -    14,330,388    12,821,582
              ------------   -----------   ---------  ------------  ------------
Gross Profit     4,142,159     3,155,316     965,587     8,263,062     7,921,411
              ------------   -----------   ---------  ------------  ------------
General &
 Administrative
 Expenses:
  General       3,386,395     3,177,039      210,532     6,773,966     5,732,588
Depreciation      125,470       201,682            -       327,152       312,641
Amortization            -         8,333            -         8,333         8,333
Bad Debt          197,327           655            -       197,982       264,056
Corporate
Allocations:
   General        127,155       127,155        7,706       260,015       212,824
Depreciation       44,591        87,831            -       134,423        93,207
              ------------   -----------   ---------  ------------  ------------
                3,880,938     3,602,695      218,238     7,701,871     6,623,649
              ------------   -----------   ---------  ------------  ------------
Operating
  Income (Loss)   261,221      (447,379)     747,349       561,191     1,297,762

Other Income                                               163,094       305,773
                                                      ------------  ------------
Pretax Income                                              724,285     1,603,535

Income Tax Provision                                       321,300       614,200
                                                      ------------  ------------

Income from Continuing Operations                         $402,985     $989,335
Primary Earnings per Share-Continuing Operations            $0.11        $0.26



Results  of  Operations  for  the  Years  ended  November  30,  1997  and 1996

The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

Revenues increased by 8.9% to $22,593,450 for the fiscal year ended November 30, 1997 compared to $20,742,993 for the fiscal year ended November 30, 1996. The Company's revenue is derived from three principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, and Customized Billing Outsourcing Services.

STS revenues were $17,430,000 for the fiscal year ended November 30, 1997 compared to $15,000,000 for the fiscal year ended November 30, 1996, an increase of 16.2%. A substantial portion of this increase occurred the fourth quarter of fiscal 1997 due to the implementation of service at Rutgers University and the conversion of the University of Southern California from the Company's Customized Billing Service to the STS Program, representing approximately $1,000,000 and $625,000 in revenue, respectively. Revenues from System Sales and Maintenance were $4,198,000 for the fiscal year ended November 30, 1997 compared to $5,102,000 for the fiscal year ended November 30, 1996, a decrease of 17.7%. This decrease was mainly attributable to delays in the release of TelMaster, the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text-based telemanagement software modules. See "Future Expectations" below. For the fiscal year ended November 30, 1997 and 1996, revenues from Customized Billing Outsourcing Services were approximately $965,000 and $640,000. This increase is due to the development of customized billing services for one primary customer. The Company received a non-recurring fee of approximately $320,000 from this customer during the third quarter of fiscal 1997.

Total gross profit increased by 4.3% to $8,263,062 for the fiscal year ended November 30, 1997 compared to $7,921,411 for the fiscal year ended November 30, 1996. Cost of goods sold was approximately 76% of STS revenues for the fiscal year ended November 30, 1997, comparable with the fiscal year ended November
30, 1996.   Cost of goods sold as a percentage of system sale/maintenance revenues was approximately 25% for the fiscal year ended November 30, 1997 compared with 30% for the fiscal year ended November 30, 1996. This decrease is due to a higher percentage of maintenance revenues, which have a higher gross profit rate than system sales revenues, during fiscal
1997.

General and administrative expenses increased by 16.3%, or $1,078,222 in fiscal 1997 to $7,701,871 from $6,623,649 in fiscal 1996. Approximately $105,000 of this increase was attributable to the write down of equipment in inventory that was going to be used for the SunDial program. Because the usage levels of this program did not meet expectations in the smaller-campus environment, the effort to market the SunDial program has been significantly decreased and the Company has been unsuccessful at reselling the SunDial related equipment to date. Salaries increased approximately $600,000 from fiscal 1996 to fiscal 1997. This is a result of increased personnel hired for product development, sales and marketing and customer
support.    There  was no capitalization of software development  expenditures
during  the  fiscal  year  ended November 30, 1997.   During the  fiscal  year
ended  Novemer  30,  1996,  approximately  $276,000  was capitalized.
Research and development costs for the fiscal years ended November 30, 1997 and 1996 were $414,000 and $266,000, respectively.

The provision for income taxes was $321,300 and $614,200 for the fiscal years ended November 30, 1997 and 1996, respectively. This represents a 44% and 38% of income before provision for income taxes for the fiscal 1997 and 1996, respectively. This increase is partially attributable to decreased interest from tax free investments and increased state income taxes.

Income from continuing operations decreased to $402,985 in fiscal 1997 from $989,335 in fiscal 1996. This is primarily attributable to an operating loss from the Company's System Sales division of approximately $450,000 resulting from decreased System Sales revenue.

Discontinued  Operations:  Telesoft  Acquisition  Corp  II,  d.b.a.  GoodNet
("GoodNet")

Effective January 12, 1998, the Company together with the minority shareholders of GoodNet, entered into an agreement with WinStar Communications, Inc. ("WinStar") to sell the Company's Internet services subsidiary for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of WinStar (WCII: NASDAQ) having an aggregate market value of approximately $18.5 million.

Under the terms of the agreement, the Company received approximately $3,500,000 cash plus 479,387 shares (based on the 20 day average price of WinStar stock) of WinStar restricted common stock, which had an aggregate fair market value of approximately $13.9 million as of the close of business on January 12, 1998 which includes a tentative gain of approximately $1,760,000 from the date of close of the transaction. The shares are restricted for a period of one year and  include  piggy-back  registration  rights  should the
company complete an additional  registration.    After commissions and related
legal expenses, the Company will realize an approximate $10,000,000 pretax gain on the sale in the first quarter of fiscal 1998. Additionally, the Company received $235,000 in cash to offset GoodNet's net cash disbursements from December 12, 1997 through the date of the sale.

The Company will account for its investment in WinStar as an available-for-sale equity security, which accordingly is carried at market value. Pursuant to a hedging strategy implemented by the Company in January, 1998, 400,000 WinStar shares are hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of WinStar stock decline while allowing for limited upside participation should the stock price rise. The call option is secured by shares of WinStar stock held by the Company.

Material  Changes  in  Financial  Position

Cash and cash equivalents increased to $1,621,784 at November 30, 1997 from $219,023 at November 30, 1996. During the fiscal year ended November 30, 1997, investments decreased $1,303,332. Combined, the Company's cash and investment holdings were relatively unchanged from the prior year. During fiscal 1997, activities from continuing operations provided approximately $2,330,000. These cash flows supported the Company's discontinued operations, which used approximately $1,826,000 net in cash during fiscal year 1997. Additionally, the company used approximately $385,000 in cash to purchase property and equipment for its continuing operations.

Accounts receivable increased to $7,185,435 as of November 30, 1997 from $6,386,596 as of November 30, 1996 ($6,544,453 and $5,678,469, net of
allowance for  uncollectibles  as  of  November  30,  1997 and 1996 respectively).  This increase  is  primarily due to the growth of GoodNet's
ATM product line during the fiscal  year.      Accounts Receivable from
GoodNet related products increased approximately  $365,000 during fiscal 1997.
 The increase is also attributable to the  increase  in  STS  revenue.
Accounts receivable from students at Rutgers University  and  the  University of Southern California, both new STS schools during fiscal 1997, was approximately $790,000 as of November 30, 1997.

The Company's deferred tax asset increased to a net deferred tax asset of $990,700 as of November 30, 1997 from a net deferred tax asset of $80,800 as of
November  30,  1996.    $405,800  of this increase is due to expenses from the
Company's discontinued operations that will be included as a part of the basis in its subsidiary, GoodNet, for income tax purposes. An additional $482,200 of this increase is due to an Internal Revenue Service ("IRS") examination, which
the  Company  underwent  during  the  current  year.    The results of the IRS
examination has been recorded as a current liability in the accompanying financial statements, but is currently in appeals. Virtually all of the pending issues are due to timing differences that the Company will be able to utilize in future years should the appeal be unfavorable to the Company. Approximately an additional $40,000 of this increase is due to net operating losses that the Company should be able carryforward for state income tax purposes. The Company believes that is more likely than not that it will realize the net deferred tax asset based upon the Company's future profitability and on its impending gain on the sale of GoodNet.
Accordingly, no valuation allowance has been provided.

Property and equipment before accumulated depreciation increased to $5,151,229
as  of  November  30,  1997  from  $3,349,371  as of November 30, 1996.   This
increase is primarily due to approximately $1,640,000 invested in GoodNet related assets, including expansion of GoodNet's ATM Backbone.

Accounts payable and accrued liabilities increased to $6,632,968 as of November 30, 1997 from $4,085,134 as of November 30, 1996. This increase is due to three primary factors: growth of GoodNet's ATM Backbone, increased STS revenue, and generous payment terms from a supplier of GoodNet ATM equipment. Cost of sales, excluding depreciation, as a result of expansion of GoodNet's ATM backbone increased from approximately $85,000 per month in the last quarter of fiscal 1996 to approximately $350,000 per month during the last quarter of fiscal 1997.  STS  cost  of  sales increased from approximately $4,590,000 during the fourth quarter  of  fiscal 1996 to
approximately $6,240,000 during the fourth quarter of fiscal  1997.    As of
November 30, 1997, there is approximately $375,000 in payables relating to ATM equipment. The supplier of this equipment has given the Company extended payment terms. This liability was assumed by WinStar upon the sale of GoodNet in January 1998.

Deferred revenue increased to $1,245,806 from $526,351 as of November 30, 1997. This increase is primarily due to the growth of the ATM product line.

Future  Expectations

STS revenues are projected to increase to approximately 10%-15% from fiscal 1997 levels during the fiscal year ended 1998. This increase is due to large accounts added during the fourth quarter of fiscal 1997, however, there can be no assurance that revenues will increase as expected.

The Company expects revenues from Customized Billing Services to increase based upon existing proposals outstanding; however, it is not possible to ascertain the amount of such increase until actual contracts are in place.

The Company has experienced delays in the release and installation of certain modules of TelMaster, the "Client/Server" and "Graphical User Interface"
environment version of the Company's existing text based telemanagement software modules. Certain modules of this product were released in the third quarter of 1996, and installations have been completed in the second and
third quarters of 1997.   Based on the full product release in January 1998,
the Company expects to sell and install a significantly higher number of TelMaster systems in fiscal 1998, however, there can be no assurance that this will happen.

It is anticipated that the cost of human resources will grow 5%-10% as the company increases its employee base to expand its products, services and
market penetration.      This increase will ensure adequate research and
development, and sales and support for anticipated short and long-term growth.

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of  1934.   Such statements involve certain risks and uncertainties that could cause  actual  results  to differ materially from those in the forward-looking
statements.    Certain  factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

Accounting  Pronouncements:

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. Pursuant to the provisions of SFAS 128, the Company's basic net (loss) income per share would have been ($.24) and $.20 and its diluted (loss) earnings per share would have been ($.22) and $.20 for the fiscal years ended November 30, 1997 and 1996, respectively.

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure, ("SFAS. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS NO. 129. The Company does not expect adoption of SFAS. 129 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS. 130 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS. 131") issued by the FASB is effective for financial statements with fiscal years beginning
after December 15,  1997.   Earlier application is permitted.  SFAS. 131
requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS. 131 to have a material effect,if any, on its financial position or results of operations.

Statement of Position 97-2 Software Revenue Recognition, (SOP 97-2) issued by the accounting standards executive committee, is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or other wise marketing computer software. The Company does not expect adoption of SOP 97-2 to have a material effect, if any, on its financial position or results of operations.

Year  2000  Computer  Issues

All of the Company's accounting software, including software available for sale, utilizes a four-digit year field. Therefore, the Company does not anticipate any material impact from year 2000 issues.

Liquidity  and  Capital  Resources

From inception through the present, the Company has funded its operations primarily through internally generated cash flow.

The Company has available a line of credit of $1,000,000.  The credit line has
been  used  for  seasonal  fluctuations  in  cash  flow.    The credit line is
typically used during the summer months due to the high demand for cash from new system and STS Service Bureau installations for the following fall season.

At November 30, 1997, the Company had cash of $1,621,784 and investment securities of $2,200,000. In January 1998, the Company received approximately $3,500,000 cash and 479,387 shares of WinStar restricted common stock from the sale of GoodNet valued at $18.5 million. The Company believes that present cash reserves available, the cash received from the sale of GoodNet, the existing line of credit, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be
available on terms attractive to the Company,  or  at  all.    Furthermore,
any additional equity financing may be dilutive  to  existing  stockholders.

Seasonality

The Company generally completes the sale of the majority of STS Service Bureau and STS Program system installations in the higher education industry during the spring and early summer months. The implementation and installation of these systems and services occurs during the summer months. Revenues derived from STS Service Bureaus begin in the fall and weaken during winter holiday and the summer months when students are on vacation. As a result, the Company's revenues have consistently been highest during the fourth and second quarters.

ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In January, 1997, the Company, acting at the direction of its Board of Directors, informed Semple & Cooper, PLC, that it desired to obtain proposals for its November 30, 1996 audit from a National CPA firm. In February 1997, the Company selected Coopers & Lybrand, LLP as its new independent accountants.

On October 16, 1997, Coopers & Lybrand, L.L.P informed the Company that they resigned as the Company's independent certified public accountants.

Coopers & Lybrand, L.L.P.'s reports on the Company's financial statements for the year ended November 30, 1996, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or principles. There were no disagreements with Coopers & Lybrand, L.L.P. on any matter of accounting principles or practices,
financial statement disclosure,   or  auditing  scope  or  procedure  through
Coopers & Lybrand, L.L.P.'s issuance of their report in connection with their audit of the Company's financial statements for the year ended November 30, 1996 and through the interim period ending May 31, 1997.

During the quarter ended August 31, 1997, Coopers & Lybrand, L.L.P. (former accountant) brought the following issues to the attention of the Company's management:

Goodwill GoodNet: the former accountant informed the Company that in order to evaluate the recoverability of goodwill associated with GoodNet, the Company would need to prepare a detailed forecast of GoodNet's projected income and
cash flows.    Based  on  the  results  of  this forecast the Company must evaluate whether the asset is expected to be recovered through GoodNet's earnings based on guidance of SFAS 121 "Impairment of Long Lived Assets". If the projected earnings are not sufficient to recover the goodwill, the Company is required to consider whether the asset is impaired as defined by SFAS 121. If the Company determines that the asset is impaired, it is
required to reduce the goodwill to its  net  realizable  value.    The former
accountant did not believe that the Company has completed such an analysis, and therefore should consider a write down of a portion of its intangible assets related to GoodNet. It is the opinion of the Company's management, based upon its internal projections, that the Company will be able to recover the goodwill associated with GoodNet. Management believes that a majority of the goodwill associated with GoodNet was derived from its dialup business, which is a profitable line of business.

Deferred Tax Asset: The former accountant informed the Company that deferred tax assets must be evaluated for recoverability in accordance with the provisions of SFAS 109 "Accounting for Income Taxes". In the opinion of the former accountant, the Company has sold 25% of the its interest in GoodNet, and therefore the Company is unable, from the date of sale, to include GoodNet in the consolidated tax return of the Company. The former accountant believes that since GoodNet has no proven prior taxable income and that there is no assurance of sufficient amount of future income, a $653,000 deferred tax asset relating to GoodNet should be reserved for at the end of the quarter ended August 31, 1997. It is the opinion of the Company's management that the Company will utilize the deferred tax asset either through future earnings or by securing additional interest in GoodNet in order to include them in the consolidated tax return of the Company.

On December 15, 1997, the Company, acting on the direction of its Board of Directors, selected BDO Seidman, L.L.P.(BDO), as its new independent certified public accountants. Management did not consult with BDO regarding the above issues prior to engaging them as the new accountants. Management did give the former accountant authorization to discuss the above issues with BDO.

Due  to  the  subsequent  sale  of  GoodNet  at  a  substantial  profit   (See
"Discontinued Operations"), the above issues identified by the former accountant were not a concern as of November 30, 1997.

The audit committee did not discuss the above issues with the former accountant.

PART  III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECIION 16(A) OF THE EXCHANGE ACT

The following sets forth certain information with respect to directors and executive officers of the Company with the year in which each director's term expires in parentheses.




Name                  Age    Position With Company and Tenure

Joseph W. Zerbib       62    President, Principal Executive Officer and
                             Director since 1982.  (1998)

Thierry E. Zerbib      36    Vice President - Technologies, Secretary and
                             Director since 1982.  (1998)

Brian H. Loeb          36    Vice President - Marketing, Sales and Operations
                             and Director since 1992.  (1998)

Michael F. Zerbib      31    Chief Financial Officer, Treasurer and Director
                             since 1990.  (1998)

Cecile Silverman       73    Director since 1995.  (1998)

Kalvan Swanky          34    Director since 1995.  (1998)



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

Cecile Silverman is a certified public accountant employed by the firm of Schwartz, Cohen & Co. She was a partner/shareholder of such firm from 1975 to 1989 and is now self-employed. Ms. Silverman specializes in tax planning for corporations and individuals, as well as representing clients before various governmental agencies. She graduated from Syracuse University with a degree in public accounting.

Kalvan Swanky has been employed for the past twelve years by Storage Technology Corporation, which develops, manufacturers and distributes
computer memory devices.    Mr. Swanky has held a number of positions with
Storage Technology, most recently as Direct Sales Manager for Arizona and Nevada. He received a Bachelor of Science degree from the University of Colorado.

Joseph  W. Zerbib is the father of Thierry E. Zerbib and Michael F. Zerbib and
the  father-in-law  of  Brian  H.  Loeb.    Accordingly, Thierry E. Zerbib and
Michael F. Zerbib are brothers and Brian H. Loeb is the brother-in-law of Thierry and Michael Zerbib.

Business  of  the  Board  of  Directors

During  the  fiscal  year  ended  November  30,  1997,  the Company's board of directors
held  4  meetings.    All  directors  attended  these  meetings.

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

Audit Committee. The functions of the Audit Committee are to receive reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required; annually review and examine those matters that relate to a financial and performance audit of the Company's employee plans; recommend to the Company's board of directors the selection, retention and termination of the Company's independent accountants; review the professional services, proposed fees and independence of such accountants; and provide for the periodic review and examination of management performance in selected aspects of corporate responsibility.
The Audit Committee held one meeting during the fiscal year ended November 30, 1997. See "Compensation Committee Interlocks and Insider Participation" in the following section.

Compensation Committee. The functions of the Compensation Committee are to review annually the performance of the chairman and president and of the other principal officers whose compensation is subject to the review and recommendation by the Committee to the Company's board of directors. Additionally, the Compensation Committee is to review compensation of outside directors for service on the Company's board of directors and for service on committees of the Company's board of directors, and to review the level and extent of applicable benefits provided by the Company with respect to automobiles, travel, insurance, health and medical coverage, stock options and other stock plans and benefits. The Compensation Committee had two meetings during the fiscal year ended November 30, 1997. See "Compensation Committee Interlocks and Insider Participation" in the following section.

The Compensation Committee has adopted a policy that the Company should be competitive in total compensation and include as a part of total compensation opportunities for equity ownership and utilize incentives that offer competitive compensation.

Compensation  Committee  Interlocks  and  Insider  Participation

Cecile Silverman and Kalvan Swanky serve as members of the Compensation Committee. They were appointed in June 1995 and continue to serve in such
capacity.    These  persons  are  non-employee  directors  for  purposes  of administering the 1995, 1996 and 1997 Incentive Stock Option Plan under SEC Rule 16(b)(3).


Director  Compensation

Directors receive no compensation for their services as members of the Board of
Directors.    However, the Company may reimburse the independent directors for their reasonable out-of-pocket expenses in connection with their attendance at
meetings.   Also, in 1996 and 1997 the Company issued 1,000 stock options each per year to Ms. Silverman and Mr. Swanky. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM  10.          EXECUTIVE  COMPENSATION.

Summary  Compensation  Table

The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals and group for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 1997, 1996,and 1995.




                                                Long Term Compensation (1)
                        Annual Compensation          Awards      Payouts
                                      Other      --------------             ALL
                                      Annual   Restricted                  Other
Name and                              Compen-    Stock   Options  LTIP   Compen-
Principal       Year Salary(2) Bonus  sation     Awards    SARs  Payouts  sation

Joseph W. Zerbib
President       1997 $144,000      -0-    -0-     -0-     26,000    -0-      -0-
                1996 $108,000      -0-    -0-     -0-     26,000    -0-      -0-
                1995 $120,000      -0-    -0-     -0-     41,000    -0-      -0-
Thierry E. Zerbib
Vice President -
Technologies
and Secretary   1997 $144,000      -0-    -0-     -0-     26,000    -0-      -0-
                1996 $126,000      -0-    -0-     -0-     21,000    -0-      -0-
                1995 $120,000      -0-    -0-     -0-     41,000    -0-      -0-


Michael F. Zerbib
Chief Financial
Officer and
Treasurer       1997 $104,000      -0-    -0-     -0-     26,000    -0-      -0-
                1996 $100,000      -0-    -0-     -0-     28,000    -0-      -0-
                1995 $120,000      -0-    -0-     -0-     41,000    -0-      -0-

Brian H. Loeb
Vice President -
Marketing, Sales
and Operation   1997 $144,000      -0-    -0-     -0-     26,000    -0-      -0-
                1996 $126,000      -0-    -0-     -0-     21,000    -0-      -0-
                1995 $120,000      -0-    -0-     -0-     41,000    -0-      -0-



(1) See "Stock Option Grants in 1997 Fiscal Year and Stock Options and Restricted Stock Plans" below for additional information on options which were granted to these four officers.




(2) The Company extended one-year employment agreements with annualized salaries of $144,000 to Joseph W. Zerbib, Thierry E. Zerbib, Brian H. Loeb and Michael F. Zerbib.



Option  Grants  in  1997  Fiscal  Year

The following executive officers were granted stock options by the Company in fiscal 1996 in recognition of their past contributions to the Company. In each case, the option price was in excess of the fair market value of the Common Stock on the date of grant.




                                        Percentage of
Name            No. of                  Total Options
                Shares Underlying       Granted           Exercise    Expiration
                Options Granted         to Employees in    Price      Date (2)
                                        Fiscal Year

Joseph W. Zerbib         26,000         11.13             $3.23       10/23/02
Thierry E. Zerbib        26,000         11.13             $3.23       10/23/02
Brian H. Loeb            26,000         11.13             $3.23       10/23/02
Michael F.  Zerbib       26,000         11.13             $3.23       10/23/02



(1) Options become exercisable one fourth on October 23, 1998, one fourth on October 22, 1999, one fourth on October 22, 2000 and one fourth on October 22, 2001.



Option  Exercises  in  1997  Fiscal  Year

There  were  no  exercises  of  outstanding  stock  options  in  fiscal  1997.

Stock  Option  and  Restricted  Stock  Plans

1995, 1996 and 1997 Incentive Stock Option Plans. The Board of Directors adopted the 1995 Incentive Stock Option Plan ("1995 ISO Plan") on February 1, 1995, the 1996 Incentive Stock Option Plan ("1996 ISO Plan") on April 15, 1996, and the 1997 Incentive Stock Option Plan ("1997 ISO Plan") on April 10, 1997. (The 1995 ISO Plan, 1996 ISO Plan, and 1997 ISO Plan are collectively referred to as the "Plans"). The terms and conditions of the 1995 ISO Plan, the 1996 ISO Plan, and the 1997 ISO Plan are substantively similar, therefore the following description is valid for both Plans.

There are 264,000 shares under the 1995 ISO Plan, and 260,000 shares for both the 1996 ISO Plan and 1997 ISO Plan, reserved for issuance subject to options granted under the Plans, for a total of 784,000 shares. Each of the Plans authorizes the Company to grant to key employees of the Company (i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock.

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

The Plans are administered by the Compensation Committee, which has the authority to interpret their provisions, to establish and amend rules for their administration, to determine the types and amounts of awards to be made pursuant to the Plans, subject to the Plans' limitations, and to approve recommendations made by management of the Company as to who should receive awards.

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

The Company issued options under the 1997 ISO Plan to purchase 129,500 shares of Common Stock to certain key employees and options to purchase 104,000 shares of Common Stock to its four executive officers, Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian H. Loeb in October 1997. The options granted on October 23, 1997 are exercisable one fourth on October 23, 1998, one fourth on October 23, 1999, one fourth on October 23, 2000 and one fourth on October 23, 2001.

1995, 1996, and 1997 Restricted Stock Plan. The Board of Directors adopted the 1995 Restricted Stock Plan on February 1, 1995, the 1996 Restricted Stock Plan on April 15, 1996 and the 1997 Restricted Stock Plan on April 10, 1997. The 1995 Restricted Stock Plan was approved by the stockholders at a Special Meeting of Stockholders, which was held on February 1, 1995. The 1996 Restricted Stock Plan was approved by the stockholders at the 1996 Annual Meeting held on August 7, 1996. Under both Restricted Stock Plans, shares of Common Stock of the Company are reserved, in such amounts as determined by the Board of Directors, for issuance as part of the total shares reserved
under the Plan described above.    The  Restricted  Stock Plans authorize the
grant of shares of Common Stock to key  employees,  consultants,  researchers,
and to members of the Advisory Board.   The Restricted Stock Plans are
administered by the Board of Directors or a committee of the Board, which determines the persons to whom shares of Common Stock will be granted and the terms of such share grants.

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

The following table sets forth information, as of February 18, 1998, with respect to the number of shares of Common Stock of the Company beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known by the Company to own more than 5% of the
Company's Common  Stock.    The  Company  has  no  other  class  of  stock
outstanding.





Name of Beneficial Owner and Address     Number of        Percent of
                                         Shares (1)(2)    Common Stock
                                                          Owned (1)(3)

Thierry E. Zerbib
3216 North Third Street
Phoenix, Arizona  85012                  665,500          17.6

Brian H. Loeb and
Irene Loeb
3216 North Third Street
Phoenix, Arizona  85012                  665,500          17.6

Michael F. Zerbib
3216 North Third Street
Phoenix, Arizona  85012                  667,500          17.6

Joseph W. Zerbib
3216 North Third Street
Phoenix, Arizona  85012                  386,750          10.2

Nicolas Zerbib
3216 North Third Street
Phoenix, Arizona  85012                  293,750           7.8

Cecile Silverman
3216 North Third Street
Phoenix, Arizona  85012                    3,000             *

Kalvan Swanky
4725 North 33rd Street
Phoenix, Arizona  85018                    3,000             *

All directors and
officers as a group                    2,685,000          70.9




 *          Less  than  1%.

(1) Includes 41,000 shares of Common Stock which are issuable upon exercise of stock options the Company granted to each of the following:
Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian H. Loeb. Such options were exercisable commencing September 28, 1995 through September 27, 2000 to purchase shares of Common Stock at a price of $6.60 per share. See "Option Grants in 1996 Fiscal Year" and "Stock Option and Restricted Stock Plans."

(2) Includes 1,000 shares of Common Stock which are issuable upon exercise of stock options which the Company granted each to Cecile Silverman and
Kalvan Swanky  in  April  1996.   The options are exercisable at a price of
$4.75 per share through April 15, 2001 and were not issued pursuant to any stock option plan of the Company.


(3) Includes 41,000 shares of Common Stock which are issuable to each of Joseph W. Zerbib, Michael F. Zerbib, Thierry E. Zerbib and Brian H. Loeb upon exercise of stock options exercisable commencing September 28, 1995 through September 27, 2000 to purchase shares of Common Stock at a price of $6.60 per share and 16,000 shares of Common Stock which are issuable to each of the aforementioned individuals upon exercise of stock options which become exercisable one fourth on April 14, 1997, one fourth on April 14, 1998, one fourth on April 14, 1999, and one fourth on April 14, 2000 and expire on August 6, 2001 for a price of $5.23 per share. Includes 10,000 shares of Common Stock issuable to Joseph W. Zerbib, 5,000 shares of Common Stock issuable to each of Thierry E. Zerbib and Brian H. Loeb, and 12,000 shares of Common Stock issuable to Michael F. Zerbib upon exercise of stock options which become exercisable one fourth on October 22, 1997, one fourth on October 22, 1998, one fourth on October 22, 1999, and one fourth on October 22, 2000 and expire on October 22, 2001 at a purchase price of $3.30 per share. Includes 26,000 shares of Common Stock issuable to each of Joseph W. Zerbib,
 Michael F. Zerbib, Thierry E. Zerbib and Brian H. Loeb upon exercise of stock options which become exercisable one fourth on October 23, 1998, one fourth on October 23, 1999, one fourth on October 23, 2000 and one fourth on October 23, 2001 and expire on October 23, 2002 at a purchase price of $3.23 per share.



ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Certain  Transactions

The Company leases 13,500 square feet of office space from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of the lease agreement were approximately $84,336 for fiscal 1995. The Company leased this office in fiscal 1996 and 1997 on a month-to-month basis at a rate of $6,978 per month. The Company vacated this space in January 1998, however is obligated to pay rent for a minimum 90 days subsequent to that time.

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


The Company issued options to purchase a total of 164,000 shares of Common Stock to Joseph W. Zerbib, Thierry E. Zerbib, Michael F. Zerbib and Brian H. Loeb in fiscal 1995 under the 1995 Incentive Stock Option Plan. Such options were divided equally among the four individuals. In April 1996 the Company also granted options under the 1996 Incentive Stock Option Plan to purchase 64,000 shares of Common Stock to the same four individuals in equal proportions, such grants became effective upon approval of the Plan by the shareholders at the 1996 Annual Meeting of Shareholders on August 7, 1996. These options are exercisable at a price of $5.23 per share for a
term of five years after their effective  date.    Also,  in April 1996 the
Company granted options to Cecile Silverman and Kalvan Swanky exercisable to purchase 1,000 shares of Common Stock at a price of $4.75 per share through April 15, 2001. In October 1996 the Company granted options to purchase Common Stock under the 1996 Incentive Stock Option Plan to purchase
10,000 shares in the case of Joseph W. Zerbib, 5,000 shares  each  to
Thierry  E.  Zerbib  and  Brian H. Loeb and 12,000 shares to Michael
F.  Zerbib.    In October 1997, the Company granted options to purchase Common
Stock under the 1997 Incentive Stock Option plan to purchase 26,000 shares to each of Joseph W. Zerbib, Michael F. Zerbib, Thierry E. Zerbib and Brian H. Loeb upon exercise of stock options which become exercisable one fourth on October 23, 1998, one fourth on October 23, 1999, one fourth on October 23, 2000 and one fourth on October 23, 2001 and expire on October 23, 2002 at a purchase price of $3.23 per share. See "Option Grants in 1997 Fiscal Year,"
 "Stock Option and Restricted Stock Plans," and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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


PART  IV

ITEM  13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial  Statements

The following financial statements of the Company and its subsidiaries are included in Part II, Item 7 of this report:

     Consolidated  Balance  Sheets  as  of  November  30,  1997;
     Consolidated Statements of Operations for the fiscal years ended November 30, 1997 and 1996;
     Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended November 30, 1997 and 1996;
     Consolidated Statements of Cash Flows for the fiscal years ended November 30, 1997 and 1996; and
     Notes  to  Consolidated  Financial  Statements.

(a)(2)    Financial  Statement  Schedules

None.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted, or the required information is otherwise included in the consolidated financial statements and the notes thereto.

(a)(3)    Exhibits


The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K and paragraph (c) of this Item 14.



  No.                        Description                               Reference

3.1             Amended and Restated Articles of Incorporation
               of Registrant dated April 13, 1995                          (1)
4.1             Form of Common Stock Certificate                            (1)
10.1            1995 Incentive Stock Option Plan                            (1)
10.2            1995 Restricted Stock Plan                                  (1)
10.3            Asset Purchase Agreement between Telesoft Acquisition
                Corp., Uniquest Incorporated and CSI Acquisition Corp.
                dated March 13, 1995                                        (1)
10.4            Form of Employment Agreement between the Registrant
                and Joseph W. Zerbib effective as of the date of the
                Prospectus hereunder                                        (1)
10.5            Form of Employment Agreement between the Registrant
                and Thierry E. Zerbib effective as of the date of the
                Prospectus hereunder                                        (1)
10.6            Form of Employment Agreement between the Registrant
                and Brian H. Loeb effective as of the date of the
                Prospectus hereunder                                        (1)
10.7            Form of Employment Agreement between the Registrant
                and Michael F. Zerbib effective as of the date of the
                Prospectus hereunder                                        (1)
10.9            Contract between Registrant and the University of Delaware  (1)
10.10           1996 Incentive Stock Option Plan                            (2)
10.11           1996 Restricted Stock Plan                                  (2)
11              Statement Re: Computation of per Share Earnings              *
16              Letter on Change in Certifying Accountants                  (3)
16.1            Letter on Change in Certifying Accountants                  (4)
21              Subsidiaries of Registrant                                   *


______________________________
 *        Filed  herewith
(1)  Filed  with  Registration  Statement  No.  33-91234-LA, dated June 30, 1995.
(2) Filed with Form 10-KSB/A for the fiscal year ended November 30, 1996, dated March 7, 1997
(3)  Filed  with  Current  Report  on  Form  8-K/A,  dated  February  27,  1997
(4)  Filed  with  Current  Report  on  Form  8-K  dated  October  23,  1997




(b)    Current  Reports  on  Form  8-K

During the last quarter of the fiscal year ended November 30, 1996, the Company issued an 8-K regarding the change in accountants. See "Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELESOFT  CORP.


Dated:    February  27,  1998    By

                           /s/    Joseph  W.  Zerbib

                           Joseph  W.  Zerbib,
                           President  and  Principal  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature  and  Title                                                     Date



     /s/  Joseph  W.  Zerbib                                 February 27, 1998
Joseph  W.  Zerbib,
President,  Principal  Executive  Officer  and  Director


                  /s/  Thierry  E.  Zerbib                   February 27, 1998
Thierry  E.  Zerbib,  Vice  President  -  Technologies,
Secretary  and  Director


                   /s/  Brian  H.  Loeb                      February 27, 1998
Brian  H.  Loeb,  Vice  President  -  Marketing,
Sales  and  Operations  and  Director


                   /s/  Michael  F.  Zerbib                  February 27, 1998
Michael  F.  Zerbib,  Chief  Financial  Officer
Treasurer  and  Director


                   /s/  Cecile  Silverman                    February 27, 1998
Cecile  Silverman,  Director


                   /s/  Kalvan  Swanky                       February 27, 1998
Kalvan  Swanky,  Director
Telesoft  Corp.  and  Subsidiaries

Form  10-KSB
Item  7,  Item  14  (a)(1)  and  (2)
Index  to  the  Financial  Statements






The  following  financial  statements  required  to  be  included
 in  Item  7  are  listed  below:                                         Page


Reports  of  Independent  Certified  Public Accountants              F-2 - F-3

Consolidated  Balance  Sheet  as  of  November  30,  1997                  F-4

Consolidated  Statements  of  Operations  for  the  years  ended
   November  30,  1997  and  1996                                          F-5

Consolidated  Statements  of  Changes  in  Stockholders'  Equity
   for  the  years  ended  November  30,  1997  and 1996                   F-6

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
   November  30,  1997  and  1996                                    F-7 - F-8

Notes  to  the  Consolidated Financial Statements                   F-9 - F-26

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS



The  Board  of  Directors  and  Stockholders
Telesoft  Corp.  and  Subsidiaries

We  have  audited  the  accompanying  consolidated  balance  sheet of Telesoft
Corp.  and  Subsidiaries  as  of  November  30,  1997    and  the  related
consolidated  statements  of  operations,  stockholders'  equity,  and  cash
flows  for  the  year  then  ended.    These  financial  statements  are  the
responsibility  of  the  Company's  management.    Our  responsibility  is  to
express  an  opinion  on  these  financial  statements  based  on  our  audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating  the  overall  presentation  of  the  financial  statements.    We
believe  that  our  audit  provides  a  reasonable  basis  for  our  opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesoft Corp. and their subsidiaries at November 30, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                               /s/BDO  SEIDMAN,  LLP



Los  Angeles,  California
January  23,  1998

Report  of  Independent  Accountants





To  the  Board  of  Directors

Telesoft  Corp.  and  Subsidiaries



We  have  audited  the  consolidated  statements  of  operations, changes  in  stockholders'  equity,  and  cash  flows  of  Telesoft
Corp.  and  Subsidiaries  (the  "Company")  for  the  year  ended
November  30,  1996.    These  financial  statements  are  the
responsibility  of  the  Company's  management.    Our  responsibility
is to express an opinion on these financial statements based on our audit.



We  conducted  our  audit  in  accordance  with  generally  accepted
auditing  standards.    Those  standards  require  that  we  plan  and
perform  the  audit  to  obtain  reasonable  assurance  about  whether
the  financial  statements  are  free  of  material  misstatement.    An
audit  includes  examining,  on  a  test  basis,  evidence  supporting
the  amounts  and  disclosures  in  the  financial  statements.    An
audit also includes assessing the accounting principles used and the significant estimates made by management, as well as
evaluating  the  overall  financial  statement  presentation.    We
believe that our audit provides a reasonable basis for our opinion.



In  our  opinion,  the  financial  statements  referred  to  above present  fairly,  in  all  material  respects,  the  consolidated
results    of    operations    and    cash    flows    of    the  Company  for
 the    year    ended  November  30,  1996,  in  conformity  with
generally  accepted  accounting  principles.




/s/  Coopers  &  Lybrand,  L.L.P.





Phoenix,  Arizona

March 3, 1997, except as to the information presented in Note 21, for which the date is February 20, 1998.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
November  30,  1997

                                          ASSETS



Cash and cash equivalents (Notes 2 and 4)                   $1,621,784
Investment securities (Notes 3 and 4)                          2,200,000
Accounts receivable, net of allowance for
   uncollectibles of $640,982 (Notes 2 and 5)                 6,544,453
Inventory (Note 6)                                               401,508
Deferred taxes (Note 11)                                       1,097,900
Income taxes receivable                                          235,981
Other                                                            233,979
                                                            ------------
Total Current Assets                                          12,335,605

Property and equipment, net (Note 7)                           3,006,567
Computer software costs, net (Note 8)                            460,442
Intangibles, net (Note 9)                                      1,303,826
Note receivable from related party (Note14)                      347,335
Other                                                            187,075
                                                            ------------
Total Assets                                                $17,640,850
                                                            ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable-current portion (Note 10)                      $90,523
Income taxes payable                                             286,295
Accounts payable and accrued liabilities                       6,632,968
Deferred revenue                                               1,245,806
                                                            ------------
Total Current Liabilities                                      8,255,592

Note payable (Note 10)                                           371,551
Deferred taxes (Note 11)                                         107,200
                                                            ------------
Total Liabilities                                              8,734,343
                                                            ------------
Commitments and contingencies (Notes 13,14,16, and 22)                 -
Minority Interest (Notes 1 and 19)                                     -

Stockholders Equity:

Common Stock, 50,000,000 shares of common stock, no par
   value, authorized; 3,787,500 issued and outstanding         7,286,159
Additional paid-in capital                                        80,069
Retained Earnings                                              1,540,279
                                                            ------------
Total Stockholders' Equity                                     8,906,507
                                                            ------------
Total Liabilities and Stockholders' Equity                  $17,640,850
                                                            ============



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  November  30,  1997  and  1996




                                                     1997               1996

Sales, net                                     $22,593,450  $20,742,993
Cost of Sales                                      14,330,388       12,821,582
                                               --------------  ---------------

Gross Profit                                        8,263,062        7,921,411
General and Administrative Expense                  7,701,871        6,623,649
                                               --------------  ---------------
Operating Income                                      561,191        1,297,762
                                               --------------  ---------------
Other Income (Expense):

Interest Income                                       177,780          308,297
Interest Expense                                            -           (3,122)
Other (expense) income                                (14,686)             598
                                               --------------  ---------------
                                                      163,094          305,773
                                               --------------  ---------------
Income before Provision for Income Taxes
  and Discontinued Operations                         724,285        1,603,535
                                               --------------  ---------------
Provision for Income Taxes (Note 11)                 (321,300)        (614,200)
                                               --------------  ---------------

Income from Continuing Operations                     402,985          989,335

Loss from Discontinued Operations, net
  Of Benefit for Income Taxes of $973,800
  and $206,500 in 1997 and 1996, respectively
  and Minority Interest of $186,350 for
  1997. (Note 20)                                  (1,326,729)        (212,758)
                                               --------------  ---------------
Net (Loss) Income                              $(923,744) $776,577
                                               ==============  ===============
Earnings per share - continuing operations
  primary and fully diluted                    $.11  $.26
                                               ==============  ===============
Loss per share - discontinued operations       $(.35) $(.06)
                                               ==============  ===============
Net (Loss) earnings per share                  $(.24) $.20
                                               ==============  ===============
Weighted average number of shares
  outstanding-primary and fully diluted             3,802,874        3,817,130
                                               ==============  ===============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  years  ended  November  30,  1997  and  1996

                                Common  Stock


                             Number of             Additional              Total
                              Shares                Paid-In    Retained  Stockholders'
                            Outstanding  Amount     Capital    Earnings    Equity

Balance, November 30, 1995  3,787,500  $7,246,159  $80,069  $1,687,446  $9,013,674
Restricted Stock Issued
  in Connection with
  GoodNet, LLC Acquisition
  (Note 19)                    30,833       97,700         -            -  97,700

Net income                          -            -         -      776,577    776,577
                            ---------  -----------  --------  -----------  --------

Balance, November 30, 1996  3,818,333    7,343,859    80,069    2,464,023  9,887,951

Restricted stock reacquired
  and retired in connection
  with sale of a minority
  interest in Telesoft
  Acquisition Corp II
  (Note 19)                   (30,833)     (57,700)        -            -    (57,700)

Net loss                            -            -         -     (923,744)   (923,744)
                            ---------  -----------  --------  -----------  --------
Balance, November 30, 1997  3,787,500  $7,286,159  $80,069  $1,540,279  $8,906,507
                            =========  ===========  ========  ===========  =========



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  November  30,  1997  and  1996






                                                        1997       1996
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:

Cash received from customers                      $22,232,221   $19,731,286
Cash paid to suppliers and employees                (19,990,408)   19,146,399)
Interest paid                                                 -        (3,121)
Interest received                                       146,234       270,241
Income taxes paid                                       (59,844)   (1,214,485)
                                                  --------------  ------------
Net cash provided by (used in) operating
 activities of continuing operations                  2,328,203      (362,478)
                                                  --------------  ------------
Cash flows from investing activities:

Purchase of property and equipment                     (384,642)     (239,758)
Cash received from sale of equipment                      3,290             -
Computer software costs                                       -      (276,472)
Disbursements for notes receivable from
  related parties                                      (502,275)     (393,053)
Collection of notes receivable from
  related parties                                       480,674       191,548
Purchase of investment securities                    (4,831,668)   (3,503,332)
Sale of investment securities                         6,135,000             -
                                                  --------------  ------------
Net cash provided by (used in) investing
  activities of continuing operations                   900,379    (4,221,067)
                                                  --------------  ------------
Cash flows from financing activities:

Proceeds from notes payable                                   -     1,200,000
Payment of notes payable                                      -    (1,210,742)
                                                  --------------  ------------
Net cash used in financing activities
  of continuing operations                                    -       (10,742)
                                                  --------------  ------------
Cash used in discontinued operations                 (1,825,821)   (2,978,605)
                                                  --------------  ------------
Net increase (decrease) in cash and
   cash equivalents                                   1,402,761    (7,572,892)

Cash and cash equivalents at
  beginning of fiscal year                              219,023     7,791,915
                                                  --------------  ------------
Cash and cash equivalents at
  end of fiscal year                              $1,621,784   $219,023
                                                  ==============  ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
For  the  years  ended  November  30,  1997  and  1996

                                                         1997             1996


Reconciliation of Net (Loss) Income to Net
  Cash Provided by (Used In) Operating
  Activities from Continuing Operations:

Net (Loss) Income                                 $(923,744)  $776,577
                                                  --------------  -----------
Adjustments to reconcile net (loss) income
  to net cash provided by (used in) operating
  activities from continuing operations:

Loss from discontinued operations                     1,326,729      212,758
Depreciation and amortization                           469,908      414,180
Loss on sale of fixed assets                             21,082            -
Interest income included with note receivable
  from related party                                    (19,474)           -

Changes in Assets and Liabilities:

Accounts receivable                                    (401,893)    (748,248)
Inventory                                                42,932       51,043
Other current assets                                   (115,479)       2,112
Deferred taxes                                         (497,400)     164,300
Other assets                                             19,685      (10,970)
Accounts payable and accrued liabilities              1,409,751     (537,845)
Deferred revenue                                        237,250       78,200
Income taxes payable                                    611,614     (617,343)
Income taxes receivable                                 147,242     (147,242)
                                                  --------------  -----------
                                                      3,251,947   (1,139,055)
                                                  --------------  -----------
Net cash provided by (used in) operating
  activities from continuing operations           $2,328,203   $(362,478)
                                                  ==============  ===========


Supplemental  disclosure  of  investing  and  financing  activities:

During the year ended November 30, 1996, the Company issued 30,833 shares of restricted common stock valued at $97,700 as partial payment for the acquisition of the net assets of GoodNet, LLC.

During the year ended November 30, 1996, the Company financed a covenant not to compete in the amount of $505,020.

During  the year ended November 30, 1997, the Company reacquired 30,833 shares
of  its  common  stock  valued  at  $57,700.    Of  this  amount, 50%  was  as
partial payment of the sale of 24% of the outstanding shares of Telesoft Acquisition Corp. II. The remaining 50% was a reduction in goodwill.

During the year ended November 30, 1997, Telesoft Acquisition Corp II (GoodNet) issued 576 shares of common stock, representing a 4% minority interest in GoodNet, valued at $100,000 to key employees in exchange for services.



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements

1.        Summary  of  Significant  Accounting  Policies:

Telesoft Corp. (the "Company" or "Telesoft"), an Arizona corporation, was incorporated on May 4, 1982. The Company provides three principal continuing product lines and services: long distance, telecommunications division, d.b.a. Student Telephone Services (STS); Customized Billing Outsourcing Services; and computer software and hardware sales, d.b.a. Sunbelt Business Computers (SBC)
or  RATEX.     The   long  distance  and  telecommunications  division  is
primarily involved in long distance and telecommunication services to higher education institutions. The software and hardware division is primarily involved in the design, distribution, installation, and maintenance of computer hardware and software systems.

The Company originally operated as B.P. & J Investors, Ltd., d.b.a. Sunbelt Business Computers. Effective April 12, 1995, the Company changed its name to Telesoft Corp.

Acquisitions

During the fiscal year ended November 30, 1996, the Company incorporated a wholly owned subsidiary, Telesoft Acquisition Corp II. Telesoft Acquisition Corp II is a corporation whose primary business activity is to acquire other businesses. Subsequent to the incorporation of Telesoft Acquisition Corp II, it acquired the net assets of GoodNet LLC. (See "Acquisitions", Note 19) During the fiscal year ended November 30, 1996, the Company also acquired the equipment and customer bases of NetZone LLC and Internet Direct, Inc. (See "Acquisitions", Note 19)

Principles  of  Consolidation

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiary, Telesoft Acquisition Corp and 71% owned subsidiary, Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet"). (See Note 20)

The minority interest in the accompanying consolidated statement of operations represents the minority shareholder's proportionate share of the net loss from GoodNet during fiscal year 1997. As of November 30, 1997, there was no equity attributable to the minority shareholders of GoodNet.
All  significant  intercompany accounts and transactions have been eliminated.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents for the purposes of reporting cash flows.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

1.        Summary  of  Significant  Accounting  Policies:  (Continued)

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

Inventory

Inventory is stated at the lower of cost,first-in, first-out (FIFO) method, or
market.    Inventory  quantities  are  reviewed periodically for obsolescence.

Property  and  Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three to seven years. The gain or loss on disposal of assets is reflected in earnings, and the cost and related accumulated depreciation are removed from the accounts. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

Computer  Software  Costs

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board Statement No. 86 ("FASB 86"). FASB 86 requires software development costs to be capitalized when technological feasibility is reached and discontinued when the product is ready for
sale.    Software  development  costs  not qualifying for capitalization are
expensed  as  research  and  development  costs.    Capitalized  costs  are
amortized on product-by-product basis using the greater of the straight line method over the product's remaining estimated economic life or the ratio of the current year's gross revenues to the total of a product's current year and anticipated revenues. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs for any products for which net book value is in excess of net realizable value.

Intangibles

Amortization  of  intangibles  is  on  a  straight-line  basis  as  follows:


     Covenant Not-to Compete  3  - 5 years
     Goodwill                 5 years
     Customer Base            5 years



The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life could be recovered through estimated future undiscounted cash flows.

Deferred  Revenue

Deferred revenue represents deferred income from maintenance contracts and internet service. The income is recognized ratably over the applicable lives of the respective contracts.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

1.  Summary  of  Significant  Accounting  Policies:  (Continued)

Income  Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109,"Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Revenue  Recognition

The Company recognizes revenues as follows: System sales and software revenues are recognized when the equipment and software have been delivered and installed in accordance with SOP 91-1; Revenues from collection of long-distance charges are recognized as the charges are incurred. The Company accrues revenues from customers based upon actual usage as reported on billings received from long-distance carriers and estimates of the amount of unbilled revenues based upon the number of days in the billing cycle and past usage by customers; GoodNet charges a fixed flat rate for Internet access, with the exception of certain "burst" billings, where the customer is billed for incremental ATM usage. Revenues are recognized in the month the service is provided to users. Fees collected in advance of usage are deferred.

Stock  Compensation

In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS
No. 123"), which became effective during the year ended November 30, 1997. The Company has adopted the disclosure-only provisions of SFAS No. 123.

Warranties

The Company offers a warranty of 90 days on hardware and software and an extended warranty program in connection with the Company's service and maintenance programs. The Company has not had any material claims made under its warranty program to date.

Earnings  (Loss)  per  Share
Earnings (Loss) per share is based upon the weighted average number of shares of common stock outstanding during the fiscal year. Fully diluted earnings (loss) per share from discontinued operations are not presented, as they are anti-dilutive.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

1.        Summary  of  Significant  Accounting  Policies:  (Continued)

Accounting  Pronouncements:

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. Pursuant to the provisions of SFAS 128, the Company's basic net
(loss) income per share would have been ($.24) and $.20 and its diluted
(loss) earnings per share would have been ($.22) and $.20 for the fiscal years ended November 30, 1997 and 1996, respectively.

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure, ("SFAS. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS NO. 129. The Company does not expect adoption of SFAS. 129 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS. 130 to have a material effect, if any, on its financial position or results of operations.

Statement  of  Financial  Accounting  Standards  No.  131,  Disclosures  about
Segments
of an Enterprise and Related Information, ("SFAS. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major
customers.   The  Company  does  not  expect  adoption of SFAS. 131 to have a material effect, if any, on its financial position or results of operations.

Statement of Position 97-2 Software Revenue Recognition, (SOP 97-2) issued by the accounting standards executive committee, is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or other wise marketing computer software. The Company does not expect adoption of SOP 97-2 to have a material effect, if any, on its financial position or results of operations.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

2.        Concentration  of  Credit  Risk:

The Company maintains cash balances at various financial institutions. The Federal Deposit Insurance Corporation insures deposits not in excess of $100,000, on deposit at each institution. At November 30, 1997, the Company had uninsured cash and cash equivalent bank balances of approximately $1,190,000.

Suppliers

The Company is provided a significant portion of its long-distance telecommunications services by one telecommunications company. Although the Company is dependant upon this supplier, management believes comparable suppliers are available. For the fiscal years ended November 30, 1997 and 1996, fees paid to this company totaled approximately $2,555,000 and
$3,270,000, respectively.    As  of  November  30, 1997, the outstanding
amount due to the service  provider  was  approximately  $780,000.

Customers

For the fiscal year ended November 30, 1996, the Company had one customer representing ten percent of total revenues. During the year ending November 30, 1997, the Company did not have any customers which accounted for greater than 10% of its revenues.

3.        Investment  Securities:

The amortized cost and fair value (based on quoted market prices) of debt securities at November 30, 1997 are shown below. Expected maturities will differ from contractual maturities because issues may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Securities  Available-for-Sale


                                             Amortized Cost         Fair Value

Mutual Funds                                 $2,200,000       $2,200,000



4.  Fair  Value  of  Financial  Instruments:

Estimated  fair  values of the Company's financial instruments are as follows:


         November  30,  1997



                                        Carrying Amount      Fair Value

Cash and short-term investments         $3,821,784          $3,821,784
Long-term debt                              462,074              427,030



The carrying amount approximates fair value of cash and short-term instruments. The future fair value of long-term debt is based on the current rates which the Company could borrow funds with similar remaining maturities. The fair market value of the note receivable from related party cannot be determined due to its related party nature.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

5.          Accounts  Receivable:

At November 30, 1997, accounts receivable include billed and unbilled amounts, as follows:


     Billed                            $5,216,341
     Unbilled                             1,969,094
                                       ------------
                                          7,185,435
Less:  allowance for uncollectibles        (640,982)
                                       ------------
                                       $6,544,453
                                       ============



Unbilled accounts receivable represent amounts earned but not billed for long distance telephone service and internet dialup service.

6.          Inventory:

At  November  30,  1997,  inventory  consists  of:


     Parts and equipment      $204,342
     Finished products             197,166
                              ------------
                              $401,508
                              ============



7.          Property  and  Equipment:


At  November  30,  1997,  property  and  equipment  consists  of:


     Equipment                                        $4,321,408
     Vehicles                                               44,550
     Furniture and fixtures                                230,380
     Leasehold improvements                                 47,427
     Property Leased to Others                             507,464
                                                      ------------
                                                         5,151,229
  Less:  accumulated depreciation and amortization      (2,144,662)
                                                      ------------
                                                      $3,006,567
                                                      ============



Depreciation expense from continuing operations was $316,105 and $301,600 for the fiscal years ended November 30, 1997 and 1996, respectively. Depreciation expense, included with the net loss from discontinued operations was $668,279 and $169,663 for the fiscal years ended November 30, 1996 and 1996, respectively.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

8.        Computer  Software  Costs:

At  November  30,  1997,  computer  software  costs  capitalized  are:


                Computer software            $987,885
                Accumulated amortization         (527,443)
                                             ------------
                                             $460,442
                                             ============



Amortization expense from continuing operations related to computer software cost during the years ended November 30, 1997 and 1996 was $145,470
and $104,247,  respectively.    There  was no amortization expense attributable
to discontinued operations for the years ended November 30, 1997 and 1996.

9.          Intangibles:


At  November  30,  1997,  intangibles  consist  of:


     Covenant Not-to-Compete-SBC     $25,000
     Covenant Not-to Compete-GoodNet     505,020
     Goodwill-GoodNet                    371,837
     Customer Base-GoodNet               785,000
                                     -----------
                                       1,686,857
     Accumulated amortization           (383,031)
                                     -----------
                                     $1,303,826
                                     ===========



Amortization expense for continuing operations was $8,333 during the years ended November 30, 1997 and 1996. Amortization expense from discontinued operations was $300,909 and $59,206 during the years ended November 30, 1997 and 1996, respectively.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

10.        Note  Payable:

At  November  30,  1997,  note  payable  consists  of:


     Note payable to an individual in 60 monthly
installments of $10,000, less imputed interest
at 7% of $94,980, beginning June 15, 1997; in
payment for a covenant not-to-compete (See Note 19)      $462,074

Less: current portion                                       (90,523)
                                                         ----------
                                                         $371,551
                                                         ==========




Future  minimum  principal  payments  due  on the note payable are as follows:

                Fiscal  Year  Ending
                     November  30


                          1998             $90,523
                          1999                 97,066
                          2000                104,083
                          2001                111,608
                          2002                 58,794
                                           ----------
                          Total            $462,074
                                           ==========



Company has available a $1,000,000 operating line of credit expiring April 15, 1998. Interest is payable monthly at the bank's prime rate plus one-percent. The line of credit is collateralized by various corporate assets and requires compliance with various loan covenants. As of November 30, 1997, there were no balances outstanding on this operating line of credit.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

11.        Income  Taxes:

The  components of the provision for income taxes for the years ended November
30,  1997  and  1996  consist  of:


                                              1997                     1996
Current                              $818,700        $449,900
Deferred                                    (497,400)               164,300
                                     ---------------        ---------------
Provision for income taxes           $321,300        $614,200
                                     ===============        ===============



The Company's tax expense differs from the expense calculated using the statutory federal income tax rate for the following reasons:


                                                1997                   1996
      Current                        $246,300        $545,500
      Tax exempt interest income             (25,000)               (53,500)
      Non deductible portion of
         meals and entertainment              15,000                 11,400
      State taxes, net of federal
         benefit                              85,000                110,800
                                     ---------------        ---------------
      Provision for income taxes     $321,300        $614,200
                                     ===============        ===============




The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets and liabilities as follows:


   Current asset
     Allowance for uncollectibles                $165,600
     Expense included as basis in subsidiary         405,800
     Deferred revenue                                297,600
     Timing differences from pending IRS audit       184,600
     State net operating loss carryforward            44,300
                                                 -----------
                                                   1,097,900
                                                 -----------
   Non-Current Liability
     Accumulated depreciation                       (115,400)
     Accumulated amortization                          8,200
                                                 -----------
                                                    (107,200)
                                                 -----------
   Net deferred tax asset                        $990,700
                                                 ===========


The Company believes that is more likely than not that they will realize the net deferred tax asset based upon the company's expected future profitability and on its impending gain on the sale of GoodNet (See Note 21). Accordingly, no further valuation allowance has been provided.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

12.        Stockholders'  Equity:

Serial  Preferred  Stock

The  Company  is  authorized  to  issue  10,000,000 shares of serial preferred
stock, no  par  value.    As  of  November  30,  1997, there were no shares
issued or outstanding.

Common  Stock  Warrants

During the year ended November 30, 1995, the Company issued 125,000 common stock warrants to the Underwriters of the Company's initial public
offering in exchange  for  $100.   The warrants are exercisable at $7.20 per
warrant for a period of four years beginning July 1, 1996. As of November 30, 1997, 125,000 common stock warrants were outstanding.

Dividend  Policy

The Company has no limitations or restrictions for declaring dividends. As of November 30, 1997, no dividends have been declared.

13.        Stock  Plans:

Effective February 1, 1995, the Board of Directors adopted two stock plans, the 1995 Incentive Stock Option Plan (ISOP) and the 1995 Restricted Stock Plan. Under the 1995 Plans, a total of 264,000 shares are reserved for issuance at the discretion of the compensation committee. Effective April 15, 1996, the Board of Directors adopted two additional stock plans, the 1996
ISOP and the 1996 Restricted  Stock  Plan.    These  Plans  were approved by
the shareholders on August 7,  1996.    Under  the 1996 Plans, a total of
260,000 shares are reserved for issuance at the discretion of the compensation committee. Effective March 7, 1997, the Board of Directors adopted two additional plans, the 1997 ISOP and the 1997 Restricted Stock Plan. Under the 1997 Plans, a total of 260,000 share are reserved for issuance at the discretion of the compensation committee.

The Company's stock plans, approved by the shareholders, provide for grants of nonqualified or incentive stock options and restricted stock awards. All plans are administered by the Company and the Compensation Committee of the Board of Directors ("Committee") comprised of outside directors. Incentive stock options may be granted under the 1995, 1996, and 1997 ISOP for terms of up to ten years at an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant, and 85% of the fair market value in the case of nonstatutory options, except that incentive options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporations, must have an exercise price at least equal to 110% of the fair market value of the Company's common stock on the date of grant. Options granted become exercisable in installments of 25% per year commencing one year from the date of grant or over a vesting period determined by the Committee. During the year ended November 30, 1997 and 1996, 104,000 and 96,000 common stock options, respectively, were issued to persons owning greater than 10% of the Company's currently outstanding common stock.

Restricted stock awards issued under the restricted stock plans provide that shares awarded may not be sold or otherwise transferred until restrictions as established by the Committee have lapsed. Upon termination of employment, death retirement or permanent disability, the restrictions imposed shall lapse with the consent of the Board. There were no shares of restricted stock issued under the 1995, 1996, or 1997 Restricted Stock Plans at November 30, 1997.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

13.        Stock  Plans:    (Continued)

The  following  table  summarizes  stock  option  activity:



                                        Number of        Weighted Average
                                         Shares            Exercise Price


Outstanding at November 30, 1995          264,000                  $6.37

Granted                                   246,000                    4.36
Exercised                                       -
Forfeited                                  (3,100)                   6.00
                                         --------
Outstanding at November 30, 1996          506,900                    5.41

Granted                                   258,500                    3.09
Exercised                                       -
Forfeited                                 (15,600)                   4.88
                                         --------
Outstanding at November 30, 1997          749,800                    4.62
                                         ========
Options exercisable at 11/30/96           263,500                    6.37
Options exercisable at 11/30/97           326,350                    5.97




     Available  for  grant  at:  (a)
     November  30,  1996              17,100
     November  30,  1997              64,400

(a)  Available  for  grant includes shares that may be granted as either stock
(b)  options  or  restricted  stock,  as  determined  by  the  Committee.


Following is a summary of the status of options outstanding at November 30, 1997:

                          Outstanding  Options               Exercisable Options
                          -------------------                -------------------


                      Weighted
 Exercise             average           Weighted                 Weighted
 Price                remaining         average                  average
 Range       Number   contractual life  exercise price  Number   exercise price
 -----       ------   ----------------  --------------  ------   --------------
6.00-$6.60  259,500  8 years           $6.38           259,500  $6.38
3.00-$5.88  231,800  9 years            4.34            61,850   4.43
2.94-$3.23  233,500  10 years           3.07                 -      -
3.13         20,000  10 years           3.13                 -      -
4.00          5,000  10 years           4.00             5,000   4.00
-----------  -------  --------          -----          --------  -----
2.94-$6.60  749,800  9 years            4.62           326,350   5.97
===========  =======  ========          =====          ========  -----

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

13.        Stock  Plans:    (Continued)

Other  Options

During the fiscal year ended November 30, 1996, the Company issued 20,000 options with an exercise price of $5.625 to the Company's public relations firm. Additionally, the Company issued 2,000 options with an exercise price of $4.75 and 2,000 options with an exercise price of $3.00 to the Company's outside directors in connection with board meetings.

During the fiscal year ended November 30, 1997, the Company issued 20,000 options with an exercise price of $3.125 and 5,000 options with an exercise price of $4.00 to company employees.

Stock  Based  Compensation

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the fiscal years ended November 30, 1997 and 1996. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net (loss) income and (loss) earnings per share for the fiscal years ended November 30, 1997 and 1996 would have been (increased) reduced to the proforma amounts presented below:




                                                  1997              1996
Net (loss) income as reported             $(923,744)     $776,577
Proforma                                    (1,230,244)          466,577
Net (loss) income per share as reported   $(.24)     $.20
Proforma                                  $(.32)     $.12


The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996; expected life of options of 1-3 years, expected volatility of 244% in 1997 and 88% in 1996, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1997 approximated $2.41 and options granted in 1996 approximated $2.13, $1.87, and $1.18.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

14.      Related  Party  Transactions:

Lease  Commitment

The Company leases its office facilities under a month-to-month operating lease agreement from the President of the Company. Rent expense was $83,737 for each of the fiscal years ended November 30, 1997 and 1996. In addition, the Company pays all utilities, insurance and property taxes. During January 1998 the Company vacated this space, however, the Company has agreed to a minimum of an additional 90 days of rent.

Notes  receivable

At November 30, 1997, Telesoft has an outstanding 6% unsecured note receivable from the president of GoodNet in the amount of $347,335, including accrued
interest.    The  note, including accrued interest, was scheduled to be due in
May 2002.    Subsequent  to  November  30,  1997,  the  Company  received a pledge agreement against common stock in WinStar Communications, Inc. (WCII: NASDAQ) ("WinStar") received by the president of GoodNet in
conjunction with the sale of GoodNet  to  WinStar.    The  pledged  WinStar
common  stock  is  valued  at approximately $1,000,000.   Additionally, the
due date of the note has been rescheduled for January  1999.

During the fiscal year ended November 30, 1996, the Company issued a line of credit to a related party in the amount of $225,000. The line of credit earned interest at the rate of 6% per annum and was paid in full during the year ended November 30, 1997.

15.    Employee  Benefit  Plans:

The Company maintains a 401 (k) profit sharing plan covering substantially all full-time employees. Under the terms of the plan, the employees may elect to contribute a portion of their salary to the plan. The Company has agreed to make matching contributions equal to fifty percent of the first $500 in deferred compensation plus twenty-five percent of deferrals in excess of $1,000. In addition, the Company may make discretionary contributions to the plan. For the fiscal years ended November 30, 1997 and 1996, contributions were $43,367 and $22,904, respectively.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

16.      Commitments:

Office  Lease  Commitments

The  Company  is  obligated  under  long-term  operating  leases  for  office
facilities through  the  year  2006.    (See  "Subsequent  Events",  Note  21
below)

As of November 30, 1997, future minimum lease payments due under the non-cancelable operating lease agreements are as follows:

Fiscal  Year  Ending
    November  30,


1998          $379,879
1999              413,342
2000              420,422
2001              437,009
2002              463,409
Thereafter      2,578,049
              -----------
Total         $4,692,110
              ===========


Rent expense under all operating leases, including the related party lease, amounted to approximately $304,000 and $199,500 for the years ended November 30, 1997 and 1996, respectively.

Other  Commitments

GoodNet, a 71% owned subsidiary of the Company, has entered into an operating lease agreement for broadband service with a provider of its ATM services. Under the terms of the agreement, the Company is required to maintain minimum service levels of approximately $45,000 per month with the provider through March 2001. GoodNet currently has approximately $170,000 in monthly recurring charges from this provider during the quarter ended November 30, 1997. The
Company  will  not  longer  be  obligated for this commitment upon the sale of
GoodNet.    See  Note  21  below.

GoodNet has also entered into an operating lease agreement for broadband service with another ATM provider. Under the terms of this agreement, the Company is committed to pay $135,000 per month beginning November 1, 1998 and $267,000 per month from May 1, 2000 through April 31, 2002. The Company will not longer be obligated for this commitment upon the sale of GoodNet. See Note 21 below.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

17.        Operating  Leases:

The  Company  is  the  lessor  of  equipment  under operating lease agreements
expiring through  June  2000.    The  equipment had an original cost basis of
$507,464. Accumulated depreciation was $412,743 as of November 30, 1997. During the fiscal years ended November 30, 1997 and 1996, the Company received rental income of $180,848 and $181,628, respectively under this agreement. GoodNet is also the subleasor of office space (Note 15) mentioned above in Tempe, Arizona. The lease agreement expires in March 2000. During the fiscal year ended November 30, 1997, the Company received $30,123 under this agreement.

As of November 30, 1997, a schedule of future minimum rentals to be received under the non-cancelable lease agreements was as follows:

Fiscal  Year  Ending


    November 30,                 Amount
       1998                      $75,800
       1999                         76,720
       2000                         57,400
                                  --------
Total future minimum rentals     $209,920
                                 =========


18.      Research  and  Development:

Research and development costs for the fiscal years ended November 30, 1997 and 1996 were $414,000 and $266,000, respectively.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

19.      Acquisitions  and  Agreements:

GoodNet

During  the  fiscal  year  ended  November  30,  1996,  the  Company  acquired proprietary software and other net assets relating to GoodNet, LLC in exchange for $115,000 cash, 30,833 restricted shares of the Company's common stock valued at $97,700 and $24,630 in additional costs associated with the purchase.  Additional consideration  was  to  be  given  under  certain
conditions.   However, this additional consideration was subsequently modified
(See "Agreements related to GoodNet"  below).

The acquisition was accounted for as a purchase. As such, the operations of GoodNet were included in the consolidated statement of operations from the
date of  acquisition.   Accordingly, the purchase price was allocated to the
assets and liabilities  as  follows:

                                April  30,
                                   1996



Cash                          $21,485
Receivables                        82,033
Property, plant and equipment      92,141
Goodwill                          400,687
Current liabilities               (69,452)
Notes payable                    (263,705)
Deferred revenues                 (25,859)
                              -----------
                              $237,330
                              ===========



Agreements  related  to  GoodNet

On March 12, 1997, the Company entered into an agreement effective February 28, 1997, with the former owners of GoodNet, LLC whereby the Company agreed to the following:

    - The Company agreed to pay one of the former owners an additional $393,638 in exchange for the return and relinquishment of all of that owner's claims to the Company's common stock, issued or contingently issuable in conjunction with the purchase of GoodNet's assets in fiscal 1996.
    -    The  former  owner  agreed  to  repay  the  Company  $57,500.
    - The Company agreed to pay the former owner $10,000 per month commencing June 15, 1997, for a period of five years in exchange for a covenant not-to-compete.
    - The Company agreed to pay $48,000 to other former owners of GoodNet in exchange for the assignment of their interest in GoodNet.

The above transaction has resulted in a $384,138 settlement expense for the fiscal year ended November 30, 1997. This amount is included in the loss from discontinued operations in the Consolidated Statements of Operations. Additionally, the Company has included in intangibles the cost of the covenant not-to-compete ($505,020) and a corresponding note payable.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

19.      Acquisitions  and  Agreements:  (Continued)

Agreements  related  to  GoodNet  (Continued)

Effective May 31, 1997, the Company entered into an agreement with the remaining former owner of GoodNet, LLC to exchange a 24% interest in GoodNet for the return of the Company's stock issued and rights to receive contingently issuable stock in conjunction with the purchase of GoodNet, LLC in fiscal 1996. Under terms of the agreement, the remaining former owner of GoodNet, LLC agreed to repay the Company $57,500 plus accrued interest, which the former owner received in conjunction with the purchase of GoodNet, LLC in fiscal 1996. This transaction resulted in a $86,350 increase in minority interest during fiscal 1997 comprising of $28,850, 50% of the value of the return of the 30,833 shares issued in conjunction with the original acquisition of GoodNet LLC, and the $57,500 cash to be repaid by this former owner.

Other  acquisitions

The Company also acquired equipment and dial-up access and dedicated Internet accounts from two local Internet providers, NetZone LLC and Internet Direct, Inc. in exchange for $425,000 and $440,000 cash, respectively. Of these amounts, $785,000 was allocated to customer base and $80,000 to equipment. No proforma information has been presented due to the insignificance of these acquisitions.

20.      Discontinued  Operations:

Subsequent to November 30, 1997, the Company together with the minority shareholders of GoodNet, sold the Company's Internet services subsidiary. (See
Note 21) As a result of this transaction, the results of operations of GoodNet have been shown as discontinued operations in the accompanying financial statements.

As of November 30, 1997, the net current assets of GoodNet, included in the accompanying balance sheets were $1,109,669, net long term assets were $3,494,701, net current liabilities were $2,086,927, and net long term liabilities were $371,551.

Telesoft  Corp.  and  Subsidiaries
Notes  to  the  Consolidated  Financial  Statements  (Continued)

21.      Subsequent  Events:

Effective January 12, 1998, the Company together with the minority shareholders of GoodNet, entered into an agreement with WinStar Communications, Inc. (WinStar) to sell the Company's Internet services subsidiary for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of WinStar (WCII:NASDAQ) having an aggregate market value of approximately $18.5 million.

Under the terms of the agreement, the Company received approximately $3,500,000 in cash plus 479,387 shares (based on the 20 day average price of WinStar stock) of WinStar common stock, which had an aggregate fair market value of approximately $13.9 million as of the close of business on January 12, 1998, which includes a tentative gain of approximately $1,760,000 from the date of close of the transaction. After commissions and related legal expenses, the Company will realize an approximate $10,000,000 pretax gain on the sale. Additionally, the Company received $235,000 in cash to offset GoodNet's net cash disbursements from December 12, 1997 through the date of the sale.

The Company will account for its investment in WinStar as an available-for-sale equity security, which accordingly is carried at market value. Pursuant to a hedging strategy implemented by the Company in January, 1998, 400,000 WinStar shares are hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of WinStar stock decline while allowing for limited upside participation should the stock price rise. The call option is secured by shares of WinStar stock held by the Company.

As a result of the above transaction, the Company will be vacating a portion of its office space in Phoenix, Arizona during the year ending November 30, 1998. As a result, the Company will have to take steps to sublease the vacated space or pay an early termination fee approximated at $250,000.


Exhibit  11;  Loss  (Earnings)  per  common  and  common  equivalent  shares

(Loss) Earnings per common and common equivalent share is calculated as follows:

                                                      Year  Ended November 30,


                                                      1997              1996
Income from continuing operations              $402,985        $989,335
Loss from discontinued operations              $(1,326,729)       $(212,758)
Net (Loss) Income                              $(923,744)       $776,577


Earnings  per  common  and  common  equivalent  shares:



Weighted average number of shares outstanding    3,802,874          3,805,528

Net effect of dilutive common stock options
  and common stock warrants based on the
  treasury stock method using the period
  average market price of the Company's
  common stock                                      27,824             11,602
Weighed average number of shares and
  equivalent shares                              3,830,698           3,817,130
Earnings per share - continuing operations     $.11        $.26
Loss per share - discontinued operations       $(.35)       $(.06)
(Loss) Earnings per share                      $(.24)       $.20



Earnings per share, assuming full dilution:

Weighted average number of shares outstanding    3,802,874           3,805,528
Net effect of dilutive stock options based on
  the treasury stock method using the end of
  period market price of common, if higher
  than average                                      27,824              11,602
Common Stock including assumed conversions       3,830,698           3,817,130
Earnings per share - continuing operations     $.11        $.26
Loss per share - discontinued operations       $(.33)       $(.06)
(Loss) Earnings per share                      $(.22)       $.20

Exhibit  21:  Subsidiaries  of  Registrant
1.    Telesoft  Acquisition  Corp.
2.    Telesoft  Acquisition  Corp.  II