Form 10KSB/A
period 1997-11-30
TELESOFT CORP
filed 1998-04-02
CIK 944142

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

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (602)  308-2100

     SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:

     Title  of  Class          Name  of  each  exchange  on  which  registered
     ----------------          -----------------------------------------------

     COMMON  STOCK,  NO  PAR  VALUE          PACIFIC  STOCK  EXCHANGE,  INC.


     SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF THE ACT :   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES            X      NO
          -----------

Check if there is no disclosure of delinquent filings in this Form and no disclosure will be contained in the definitive Proxy Statement incorporated by
reference  in  Part  III  of  this  Form  10-KSB.              X
                                                       ---------

Issuer's revenues from continuing operations for its fiscal year:  $22,593,450

As of April 1, 1998, the number of shares of Common Stock outstanding was 3,787,500 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $6,990,000.

     DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of the Registrant's definitive Proxy Statement for its forthcoming Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Report.

Exhibit  Index                    Page  10

     -3-


     PART  I
ITEM  1.    BUSINESS.

MAJOR  CUSTOMERS  AND  SUPPLIERS

     The Company is provided a significant portion of its long-distance telecommunications services by one telecommunications company. Although the Company is dependant upon this supplier, management believes comparable suppliers are available.
     During the fiscal year ended November 30, 1996, the Company had one customer representing ten percent of total revenues. During the fiscal 1997, the Company did not have any customers which accounted for greater than 10% of its revenues.

ITEM  2.    PROPERTIES.

     During fiscal 1996 and 1997, the Company leased 13,500 square feet of office space in Phoenix, Arizona, from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of its Phoenix office lease were approximately $84,000 and for both 1997 and 1996, under a verbal month-to-month lease. The Company vacated this space in January 1998 and will be obligated for a minimum of 90 days, depending upon the time needed to remove Company assets from those premises.

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

     Finally, the Company leases office space in Tempe, Arizona, which was used for GoodNet headquarters prior to its acquisition by the Company. This lease agreement expires in March 2000. The Company is currently subleasing this space under terms similar to the Company's obligation for this lease, which was $7,456 for the fiscal year ended November 30, 1997.

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

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF  FINANCIAL  CONDITION
AND    RESULTS    OF    OPERATIONS.  (CONTINUED)


RESULTS  OF OPERATIONS BY PRODUCT LINE FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997 WITH TOTALS FOR THE YEAR ENDED NOVEMBER
30,  1996


                                              For the year ended November 30, 1997
                                              ------------------------------------


                                                                               System Sales/         Customized
                                                   STS                         Maintenance           Billing   Total
                                                   --------------------------  --------------------
Sales, Net. . . . . . . . . . . . . . . . . . . .  $               17,430,383  $         4,197,480   $965,587  $22,593,450
Cost of Sales . . . . . . . . . . . . . . . . . .                  13,288,224            1,042,164          -   14,330,388
                                                   --------------------------  --------------------  --------  -----------
Gross Profit. . . . . . . . . . . . . . . . . . .                   4,142,159            3,155,316    965,587    8,263,062
                                                   --------------------------  --------------------  --------  -----------
General & Administrative Expenses:
General . . . . . . . . . . . . . . . . . . . . .                   3,386,395            3,177,039    210,532    6,773,966
Depreciation. . . . . . . . . . . . . . . . . . .                     125,470              201,682          -      327,152
Amortization. . . . . . . . . . . . . . . . . . .                           -                8,333          -        8,333
Bad Debt. . . . . . . . . . . . . . . . . . . . .                     197,327                  655          -      197,982
Corporate Allocations:
General . . . . . . . . . . . . . . . . . . . . .                     127,155              127,155      7,706      260,015
Depreciation. . . . . . . . . . . . . . . . . . .                      44,591               87,831          -      134,423
                                                   --------------------------  --------------------  --------  -----------
                                                                    3,880,938            3,602,695    218,238    7,701,871
                                                   --------------------------  --------------------  --------  -----------

Operating Income (Loss) . . . . . . . . . . . . .                     261,221             (447,379)   747,349      561,191
Other Income. . . . . . . . . . . . . . . . . . .                                                                  163,094
                                                                                                               -----------

Pretax Income . . . . . . . . . . . . . . . . . .                                                                  724,285
Income Tax Provision                                                                                               321,300
                                                                                                               -----------

Income from Continuing Operations                                                                              $   402,985
                                                                                                               ===========

Primary Earnings per Share-Continuing Operations                                                               $      0.11
                                                                                                               ===========

                                                   Total for the
                                                   year ended
                                                   November 30, 1996

Sales, Net. . . . . . . . . . . . . . . . . . . .  $20,742,993
Cost of Sales . . . . . . . . . . . . . . . . . .   12,821,582
                                                   -----------
Gross Profit. . . . . . . . . . . . . . . . . . .    7,921,411
                                                   -----------
General & Administrative Expenses:
General . . . . . . . . . . . . . . . . . . . . .    5,732,588
Depreciation. . . . . . . . . . . . . . . . . . .      312,641
Amortization. . . . . . . . . . . . . . . . . . .        8,333
Bad Debt. . . . . . . . . . . . . . . . . . . . .      264,056
Corporate Allocations:
General . . . . . . . . . . . . . . . . . . . . .      212,824
Depreciation. . . . . . . . . . . . . . . . . . .       93,207
                                                   -----------
                                                     6,623,649
                                                   -----------

Operating Income (Loss) . . . . . . . . . . . . .    1,297,762
Other Income. . . . . . . . . . . . . . . . . . .       30,773
                                                   -----------

Pretax Income . . . . . . . . . . . . . . . . . .    1,603,535

Income Tax Provision. . . . . . . . . . . . . . .      614,200
                                                   -----------

Income from Continuing Operations . . . . . . . .      989,335
                                                   ===========

Primary Earnings per Share-Continuing Operations       $ .26
                                                   ===========

FUTURE  EXPECTATIONS

     STS revenues are projected to increase to approximately 10%-15% from fiscal 1997 levels during the fiscal year ending November 30, 1998. This increase is due to large accounts added during the fourth quarter of fiscal 1997, however, there can be no assurance that revenues will increase as expected.
     The Company expects revenues from Customized Billing Services to increase based upon existing proposals outstanding; however, it is not possible to ascertain the amount of such increase until actual contracts are in place.
     The Company has experienced delays in the release and installation of certain modules of TelMaster, the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text based telemanagement software modules. Certain modules of this product were released in the third quarter of 1996, and installations have been completed in the second and third quarters of 1997. Based on the full product release in January 1998, the Company expects to sell and install a significantly higher number of TelMaster systems in fiscal 1998, however, there can be no assurance that this will happen.
     It is anticipated that the cost of human resources, for continuing operations, will grow 5%-10% as the company increases its employee base to expand its products, services and market penetration. This increase will ensure adequate research and development, and sales and support for anticipated short and long-term growth.
     This  report  contains  forward-looking  statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

                                    PART III
ITEM  10.          EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals and group for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 1997, 1996,and 1995.




                                                                                         LONG TERM COMPENSATION (1)


                                                         ANNUAL COMPENSATION                 AWARDS          PAYOUTS
                                                                              OTHER                                   ALL
                                                                              ANNUAL     RESTRICTED                   OTHER
NAME AND . . . . . . . . . . . . . . . . . . . .                              COMPEN     STOCK      OPTIONS/ LTIP     COMPEN
PRINCIPAL POSITION . . . . . . . . . . . . . . .  YEAR  SALARY(2)     BONUS   -SATION    AWARDS     SARS     PAYOUTS  -SATION
------------------------------------------------  ----- ---------     -----   ---------  ---------- ------   -------  -------

Joseph W. Zerbib . . . . . . . . . . . . . . . .  1997  $ 144,000      -0-      -0-      -0-        26,000   -0-      -0-
President. . . . . . . . . . . . . . . . . . . .  1996  $ 108,000      -0-      -0-      -0-        26,000   -0-      -0-
                                                  1995  $ 120,000      -0-      -0-      -0-        41,000   -0-      -0-


Thierry E. Zerbib. . . . . . . . . . . . . . . .  1997  $ 144,000      -0-      -0-      -0-        26,000   -0-      -0-
Vice President - Technologies and Secretary. . .  1996  $ 126,000      -0-      -0-      -0-        21,000   -0-      -0-
                                                  1995  $ 120,000      -0-      -0-      -0-        41,000   -0-      -0-


Michael F. Zerbib. . . . . . . . . . . . . . . .  1997  $ 104,000      -0-      -0-      -0-        26,000   -0-      -0-
Chief Financial Officer and Treasurer. . . . . .  1996  $ 100,000      -0-      -0-      -0-        28,000   -0-      -0-
                                                  1995  $ 120,000      -0-      -0-      -0-        41,000   -0-      -0-


Brian H. Loeb. . . . . . . . . . . . . . . . . .  1997  $ 144,000      -0-      -0-      -0-        26,000   -0-      -0-
Vice President - Marketing, Sales and Operations  1996  $ 126,000      -0-      -0-      -0-        21,000   -0-      -0-
                                                  1995  $ 120,000      -0-      -0-      -0-        41,000   -0-      -0-







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




                    No. of                             Percentage of Total Options Granted  Exercise Price   Expiration Date(2)
Name . . . . . . .  Shares Underlying Options Granted  to Employees in Fiscal Year
------------------  ---------------------------------  -----------------------------------
Joseph W. Zerbib .                             26,000                                11.13  $          3.23            10/23/02

Thierry E. Zerbib                              26,000                                11.13  $          3.23            10/23/02

Brian H. Loeb. . .                             26,000                                11.13  $          3.23            10/23/02

Michael F.  Zerbib                             26,000                                11.13  $          3.23            10/23/02




(1)        Options become exercisable one fourth on October 23, 1998, one fourth on October 22, 1999, one fourth on October 22,
2000  and  one  fourth  on  October  22,  2001.



OPTION  EXERCISES  IN  1997  FISCAL  YEAR

     There  were  no  exercises  of  outstanding stock options in fiscal 1997.

STOCK  OPTION  AND  RESTRICTED  STOCK  PLANS

     1995, 1996 and 1997 Incentive Stock Option Plans. The Board of Directors adopted the 1995 Incentive Stock Option Plan ("1995 ISO Plan") on February 1, 1995, the 1996 Incentive Stock Option Plan ("1996 ISO Plan") on April 15, 1996, and the 1997 Incentive Stock Option Plan ("1997 ISO Plan") on October 2, 1997. The 1997 ISO Plan has not yet been approved by the shareholders. (The 1995 ISO Plan, 1996 ISO Plan, and 1997 ISO Plan are collectively referred to as the "Plans"). The terms and conditions of the 1995 ISO Plan, the 1996 ISO Plan, and the 1997 ISO Plan are substantively similar, therefore the following description is valid for both Plans.

     There are 264,000 shares under the 1995 ISO Plan, and 260,000 shares for both the 1996 ISO Plan and 1997 ISO Plan, reserved for issuance subject to options granted under the Plans, for a total of 784,000 shares. The options granted under the 1997 ISO Plan shall not be effective until the shareholders approve such plan. Each of the Plans authorizes the Company to grant to key employees of the Company (i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock.

     The objectives of the Plans are to provide incentives to key employees to achieve financial results aimed at increasing stockholder value and attracting talented individuals to the Company. The Compensation Committee, which is comprised of non-employee Directors, has the discretion to make awards of stock options. Although the Plans do not specify what portion of the shares may be awarded in the form of incentive stock options or non-statutory options, at the times of their adoption it was anticipated that a substantially greater number of incentive stock options would be awarded under the Plans. The incentive stock options are qualified stock options under the Internal Revenue Code. Further, the Plans are stock option plans meeting the requirements of Rule 16b-3 promulgated under the Exchange Act. Persons eligible to participate in the Plans will be those employees of the Company whose performance, in the judgment of the Compensation Committee, can have significant effect on the success of the Company.

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

     (a)(1)    Financial  Statements

     The following financial statements of the Company and its subsidiaries were included in Part II, Item 7 of the Company's 10-KSB for the fiscal year ended November 30, 1997:

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

       DESCRIPTION                                                                                                       REFERENCE
 NO.
-----
3.1 .  Amended and Restated Articles of Incorporation of Registrant dated April 13, 1995            (1)

4.1 .  Form of Common Stock Certificate                                                                                          (1)

10.1.  1995 Incentive Stock Option Plan                                                                                          (1)

10.2.  1995 Restricted Stock Plan                                                                                                (1)

10.3   Asset Purchase Agreement between Telesoft Acquisition Corp., Uniquest Incorporated and CSI Acquisition Corp.
       dated March 13, 1995                                                                                                      (1)

10.4   Form of Employment Agreement between the Registrant and Joseph W. Zerbib effective as of the date of the Prospectus
       hereunder                                                                                                                 (1)

10.5   Form of Employment Agreement between the Registrant and Thierry E. Zerbib effective as of the date of the Prospectus
       hereunder                                                                                                                 (1)

10.6.  Form of Employment Agreement between the Registrant and Brian H. Loeb effective as of the date of the Prospectus
       hereunder                                                                                                                 (1)

10.7   Form of Employment Agreement between the Registrant and Michael F. Zerbib effective as of the date of the Prospectus
       hereunder                                                                                                                 (1)

10.9.  Contract between Registrant and the University of Delaware                                                                (1)

10.10  1996 Incentive Stock Option Plan                                                                                          (2)

10.11  1996 Restricted Stock Plan                                                                                                (2)

10.12  1997 Incentive Stock Option Plan                                                                                           *

10.13  1997 Restricted Stock Plan                                                                                                 *

11. .  Statement Re: Computation of per Share Earnings                                                                           (5)

16. .  Letter on Change in Certifying Accountants                                                                                (3)

16.1.  Letter on Change in Certifying Accountants                                                                                (4)

21. .  Subsidiaries of Registrant                                                                                                (5)



______________________________
    *        Filed  herewith
    (1)    Filed  with  Registration Statement No. 33-91234-LA, dated June 30,
1995.
    (2) Filed with Form 10-KSB/A for the fiscal year ended November 30, 1996, dated March 7, 1997
    (3)    Filed  with  Current  Report on Form 8-K/A, dated February 27, 1997
    (4)    Filed  with  Current  Report  on  Form  8-K  dated October 23, 1997
    (5) Filed with Form 10-KSB for the fiscal year ended November 30, 1997, dated February 27, 1998




(b)    Current  Reports  on  Form  8-K

     During the last quarter of the fiscal year ended November 30, 1996, the Company issued an 8-K regarding the change in accountants. See "Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure".

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements
                                      F-2
     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TELESOFT  CORP.


Dated:    April 1, 1998      By   /s/ Joseph W. Zerbib
                             Joseph  W.  Zerbib,
                             President  and  Principal  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature  and  Title                                            Date
---------------------                                            ----


  /s/ Joseph W. Zerbib
Joseph  W.  Zerbib,                                              April 1, 1998
President,  Principal  Executive  Officer  and  Director

  /s/ Thierry E. Zerbib
Thierry  E.  Zerbib,  Vice  President  -  Technologies,          April 1, 1998
Secretary  and  Director

  /s/ Brian H. Loeb
Brian  H.  Loeb,  Vice  President  -  Marketing,                 April 1, 1998
Sales  and  Operations  and  Director

  /s/ Michael F. Zerbib
Michael  F.  Zerbib,  Chief  Financial  Officer                  April 1, 1998
Treasurer  and  Director

  /s/ Cecile Silverman                                           April 1, 1998
Cecile  Silverman,  Director

  /s/ Kalvan Swanky                                              April 1, 1998
Kalvan  Swanky,  Director