Form 10QSB
period 1998-02-28
TELESOFT CORP
filed 1998-04-14
CIK 944142

DRAFT  FOR  DISCUSSION  PURPOSES  ONLY
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended February 28, 1998

                             SEC File No. 1-13830


                                TELESOFT CORP.
                                --------------
            (Exact name of registrant as specified in its charter)


     Arizona            86-0431009
     -------            ----------
(State  or  other  jurisdiction  of          (I.R.S.  Employer
 incorporation  or  organization)            Identification  No.)



        3443 North Central Avenue, Suite 1800, Phoenix, Arizona  85012
        --------------------------------------------------------------
                   (Address of principal executive offices)


                                (602) 308-2100
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  (X)                                               No (  )






Common  Stock,  without  par  value, 3,787,500 shares outstanding at April 13,
1998



Transitional  Small  Business  Disclosure  Format  Yes  (    )      No  (X)

39271-1                                                                1

                        PART I - FINANCIAL INFORMATION



ITEM  1.          FINANCIAL  STATEMENTS.



Consolidated Balance Sheets as of February 28, 1998 and November 30, 1997 . . . . . . . . . . . . .       3
Consolidated Statements of Operations for the three months periods ended February 28, 1998 and 1997       4
Consolidated Statements of Cash Flows for the three month periods ended February 28, 1998 and 1997.   5 - 6
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  7 -- 9





TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
                                            February  28 November  30
                                            1998              1997
                                            (unaudited)
                                    ASSETS

Cash and cash equivalents. . . . . . . . .   $  717,146  $ 1,621,784
Investment securities. . . . . . . . . . .    4,700,000    2,200,000
Investment securities - WCII Stock . . . .   15,899,755            -
Accounts receivable, net of allowance for.    4,964,112    6,544,453
      uncollectibles of $421,809 and
     $640,982 at February 28, 1998 and
     November 30, 1997, respectively
Inventory. . . . . . . . . . . . . . . . .      511,270      401,508
Deferred taxes . . . . . . . . . . . . . .            -    1,097,900
Income taxes receivable. . . . . . . . . .      241,616      235,981
Other. . . . . . . . . . . . . . . . . . .      213,341      233,979
                                             ----------   ----------
Total Current Assets . . . . . . . . . . .   27,247,240   12,335,605

Property and equipment, net  . . . . . . .    1,187,165    3,006,567
Computer software costs, net . . . . . . .      420,732      460,442
Intangibles, net . . . . . . . . . . . . .            -    1,303,826
Note receivable. . . . . . . . . . . . . .      352,546      347,335
Other. . . . . . . . . . . . . . . . . . .       95,895      187,075
                                            -----------  -----------
Total Assets . . . . . . . . . . . . . . .  $29,303,578  $17,640,850
                                            ===========  ===========

Liabilities and Stockholders' Equity

Note payable-current portion . . . . . . .  $         -    $  90,523
Income taxes payable . . . . . . . . . . .    1,469,730      286,295
Deferred taxes . . . . . . . . . . . . . .    3,559,800
Accounts payable and accrued liabilities .    4,250,852    6,632,968
Deferred revenue . . . . . . . . . . . . .      552,401    1,245,806
                                            -----------    ---------
Total Current Liabilities. . . . . . . . .    9,832,783    8,255,592
                                                      -      371,551
Note payable
Deferred taxes . . . . . . . . . . . . . .      153,100      107,200
                                            -----------    ---------
Total Liabilities. . . . . . . . . . . . .    9,985,883    8,734,343
                                            -----------    ---------
Commitments. . . . . . . . . . . . . . . .            -

Stockholders Equity:
Common Stock, 50,000,000 shares of . . . .    7,286,159    7,286,159
   common stock, no par value
   authorized; 3,787,500 issued and
   outstanding
Additional paid-in capital . . . . . . . .       80,069       80,069
Unrealized gain on investment securities .    1,997,532            -
Retained Earnings. . . . . . . . . . . . .    9,953,935    1,540,279
                                             ----------  -----------
Total Stockholders' Equity . . . . . . . .   19,317,695    8,906,507
                                             ----------  -----------
Total Liabilities and Stockholders' Equity  $29,303,578  $17,640,850
                                            ===========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1998  AND  1997(UNAUDITED)
b                                                                      1998          1997
                                                                       ----          ----



Sales, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $7,026,778   $4,856,591
Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,403,161    3,062,140
                                                                       ----------   ----------
Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,623,617    1,794,451
General and Administrative Expense. . . . . . . . . . . . . . . . . .   2,119,500    1,698,135
                                                                       ----------   ----------

Operating Income                                                          504,117       96,316

Other Income (Expense):
Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . . .      62,566       60,809
Interest Expense. . . . . . . . . . . . . . . . . . . . . . . . . . .        (678)        (116)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . . .      16,740         (145)
                                                                       -----------  -----------

                                                                           78,628       60,548
                                                                       -----------  -----------

Income before Provision for Income Taxes and Discontinued Operations.     582,745      156,864

Provision for Income Taxes. . . . . . . . . . . . . . . . . . . . . .     263,050       71,000
                                                                       -----------  -----------

Income from Continuing Operations . . . . . . . . . . . . . . . . . .     319,695       85,864
Loss from Discontinued Operations, net of Income Taxes. . . . . . . .     (68,428)    (291,105)
Gain on Sale of Discontinued Operations, net of Income Taxes. . . . .   8,162,389            -
                                                                       -----------  ----------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . .  $8,413,656   $ (205,241)
                                                                       ===========  ==========

Earnings per share - continuing operations - basic & diluted           $      .08   $      .02
Loss per share - discontinued operations - basic & diluted  . . . . .  $     (.02)  $     (.07)

Income per share - sale of discontinued operations
-basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2.16   $        -
-diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.12            -

Net (Loss) earnings per share
-basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2.22   $     (.05)
-diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.18         (.05)

Weighted average number of shares outstanding
-basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,787,500    3,818,333
-diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,859,321    3,848,160
                                                                       ===========  ===========



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1998  AND  1997  (UNAUDITED)


                                                                                  1998          1997
                                                                              ------------  ------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,390,169   $ 6,141,703
Cash paid to suppliers and employees . . . . . . . . . . . . . . . . . . . .   (7,487,137)   (5,525,954)
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (678)         (116)
Interest received. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,708        10,053
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (29,950)      (22,889)
                                                                              ------------  ------------
Net cash (used in) provided by operating activities of continuing operations      (71,888)      602,797
                                                                              ------------  ------------

Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .     (389,677)      (40,891)
Cash received from sale of equipment . . . . . . . . . . . . . . . . . . . .       11,490             -
Disbursements for notes receivable from related parties. . . . . . . . . . .            -       (23,379)
Collection of notes receivable from related parties. . . . . . . . . . . . .            -        26,485
Purchase of investment securities. . . . . . . . . . . . . . . . . . . . . .   (2,500,000)     (200,000)
                                                                              ------------  ------------
Net cash used in investing activities of continuing operations . . . . . . .   (2,878,187)     (237,785)
                                                                              ------------  ------------


Net cash (used in) provided by continuing operations . . . . . . . . . . . .   (2,950,075)      365,012
Cash provided by (used in) discontinued operations . . . . . . . . . . . . .       30,942      (570,984)
Net cash provided from sale of discontinued operations . . . . . . . . . . .    2,014,495             -
                                                                              ------------  ------------
Net decrease in cash and cash equivalents                                        (904,638)     (205,972)
Cash and cash equivalents at beginning of period                                1,621,784       219,023
                                                                              ------------  ------------
Cash and cash equivalents at end of fiscal period. . . . . . . . . . . . . .  $   717,146   $    13,051
                                                                              ============  ============



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1998  AND  1997  (UNAUDITED)


                                                                                 1998          1997
                                                                                 ----          ----


Reconciliation of Net Income (Loss) to
  net Cash (Used In) Provided by
  operating Activities from Continuing
  operations:

Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,413,656   $ (205,241)
                                                                                 ------------  -----------

Adjustments to reconcile net income
  (loss) to net cash (used in) provided by operating activities from continuing operations:

Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . . . .       68,428      291,105
Gain on sale of discontinued. . . . . . . . . . . . . . . . . . . . . . . . . .   (8,162,389)           -
    operations
Income taxes payable and deferred . . . . . . . . . . . . . . . . . . . . . . .   (5,235,800)           -
  taxes related to sale of discontinued
  operations
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .      119,031      115,246
Gain on sale of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . .      (10,277)           -
Interest income included with note. . . . . . . . . . . . . . . . . . . . . . .       (5,211)      (3,162)
  receivable from related party

Changes in Assets and Liabilities:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      544,808    1,388,980
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (154,674)     (51,467)
Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,586)    (333,650)
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,291,100      273,500
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (620)      (1,328)
Accounts payable and accrued. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,000,290)    (601,682)
    liabilities
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (108,864)     (44,115)
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,183,435     (163,476)
Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,635)     (61,913)
                                                                                 ------------  -----------
                                                                                  (8,485,544)     808,038
                                                                                 ------------  -----------

Net cash (used in) provided by operating activities from continuing operations.  $   (71,888)  $  602,797
                                                                                 ============  ===========



Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

During the three month period ended February 28, 1998, the Company sold its 71% owned subsidiary, Telesoft
Acquisition Corp. II, in exchange for $3,500,000 cash and 479,387 shares of WinStar common stock valued at
$13,902,223  on  the  date  of  sale.    Expenses  paid  and accrued relating to the sale were $1,485,505.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLLIDATED  FINANCIAL  STATEMENTS
For  the  three  month  periods  ended  February  28,  1998  and  1997

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending November 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended November 30, 1997.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiary, Telesoft Acquisition Corp. and its former 71% owned subsidiary, Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet").

The minority interest in the accompanying consolidated statement of operations represents the minority shareholder's proportionate share of the net loss from GoodNet during fiscal year 1997. As of November 30, 1997, there was no equity attributable to the minority shareholders of GoodNet.

All  significant inter-company accounts and transactions have been eliminated.

ACCOUNTING  PRONOUNCEMENTS:

In February 1998, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). As
                                            ------------------
a  result, earnings (loss) per share for all prior periods have been restated.

2.          SALE  OF  SUBSIDIARY

Effective January 12, 1998, the Company together with the minority shareholders of GoodNet, entered into an agreement with WinStar Communications, Inc. (WinStar) to sell the Company's Internet services subsidiary for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of WinStar (WCII: NASDAQ) having an aggregate market value of approximately $18.5 million.

Under the terms of the agreement, the Company received approximately $3,500,000 in cash plus 479,387 shares (based on the 20 day average price of WinStar stock) of WinStar common stock, which had an aggregate fair market value of approximately $13.9 million as of the close of business on January 12, 1998. After commissions and related expenses, the Company realized a $13,810,689 pretax gain on the sale. Additionally, the Company received $235,484 in cash to offset GoodNet's net cash disbursements from December 12, 1997 through the date of the sale.

As a result of the above transaction, the Company will be vacating a portion of its office space in Phoenix, Arizona during the year ending November 30, 1998. As a result, the Company will have to take steps to sublease the vacated  space  or  pay  an  early  termination  fee approximated at $300,000.

3.          INVESTMENT  SECURITIES-WCII  STOCK

The Company accounts for its investment in WinStar as an available-for-sale equity security, which accordingly is carried at market value. Pursuant to a hedging strategy implemented by the Company in January, 1998, 440,000 WinStar shares are hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of WinStar stock decline while allowing for limited upside participation should the stock price rise. The call option is secured by shares of WinStar stock held by the Company. As of February 28, 1998, the WinStar stock had an aggregate fair market value of $17,469,255, resulting in an unrealized gain of $1,997,532 (net of estimated income taxes of $1,569,500 as result of sale).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS.

RESULTS  OF  OPERATIONS  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 44.7% to $7,026,778 for the three months ended February 28, 1998 compared to $4,856,591 for the three months ended February 28, 1997. The Company's revenue is derived from three principal product lines and services: STS Outsourcing Programs, System Sales and Maintenance, and
Customized  Billing  Outsourcing  Services.

       STS revenues were $5,456,000 for the three months ended February 29, 1998 compared to $4,068,000 for the three months ended February 28, 1997, an increase of 34.1%. A substantial portion of this increase is due to the implementation of service at Rutgers University and the conversion of the University of Southern California from the Company's Customized Billing Service to the STS Program during the fourth quarter of fiscal 1997, representing approximately $700,000 and $380,000 in revenue, respectively. Revenues from System Sales and Maintenance were $1,328,000 for the three month ended February 28, 1998 compared to $621,000 for the three months ended February 28, 1997, an increase of 114%. For the three months ended February 28, 1998 and 1997, revenues from Customized Billing Outsourcing Services were approximately $243,000 and $168,000, respectively. This increase is due to the development of customized billing services for two primary customers, resulting in increased revenues of approximately $150,000, offset by the conversion of the University of Southern California to the STS Program, which contributed approximately $74,000 to Customized Billing Service revenue in the first quarter of 1997.

     Total gross profit increased by 46.2% to $2,623,617 for the three months ended February 28, 1998 compared to $1,794,451 for the three months ended February 28, 1997. Cost of goods sold was approximately 74.5% of STS revenues for the three months ended February 28, 1998, compared with 72.5% for the three months ended February 28, 1997. This increase is primarily the result of higher commissions to new universities participating in the STS Program. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 25% for the three months ended February 28, 1998 compared with 18% for three months ended February 28, 1997. This increase is due to a higher percentage of system sales revenues, which have a lower gross profit margin than maintenance revenues, during the first quarter of 1998.

     Overall operating expenses increased by 24.8%, or $421,365, for the three months ended February 28, 1998 to $2,119,500 from $1,698,135 for the three months ended February 28, 1997. Operating expenses as a percentage of revenue decreased to 30% compared to 35% for the three months ended February 28, 1997.

     The provision for income taxes was $263,050 and $71,000 for the three months ended February 28, 1998 and 1997, respectively. This represents 45% of income before provision for income taxes for each period.

     Income from continuing operations increased to $319,695 for the first quarter of fiscal 1998 from $85,864 in the first quarter of fiscal 1997. This is primarily attributable to a decrease in operating losses from the Company's System Sales division from approximately $300,000 in the first quarter of 1997 to approximately $40,000 in the first quarter of fiscal 1998.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1998  AND  1997

                                                 For the three months ended February 28, 1998
                                                 --------------------------------------------


                                                                             System Sales/         Customized
                                                 STS                         Maintenance           Billing   Total
                                                 --------------------------  --------------------
Sales, Net. . . . . . . . . . . . . . . . . . .  $                5,455,812  $         1,328,464   $242,502  $7,026,778
Cost of Sales . . . . . . . . . . . . . . . . .                   4,064,333              338,828          -   4,403,161
                                                 --------------------------  --------------------  --------  ----------
Gross Profit. . . . . . . . . . . . . . . . . .                   1,391,479              989,636    242,502   2,623,617
                                                 --------------------------  --------------------  --------  ----------
General & Administrative Expenses:
General . . . . . . . . . . . . . . . . . . . .                     789,649              975,772    103,770   1,869,191
Depreciation. . . . . . . . . . . . . . . . . .                      47,367               26,110          -      73,477
Amortization. . . . . . . . . . . . . . . . . .                           -                2,084          -       2,084
Bad Debt. . . . . . . . . . . . . . . . . . . .                      69,899                8,117      1,000      79,016
Corporate Allocations:. . . . . . . . . . . . .                           -
General . . . . . . . . . . . . . . . . . . . .                      38,466               10,347      3,449      52,262
Depreciation. . . . . . . . . . . . . . . . . .                      31,994                8,607      2,869      43,470
                                                 --------------------------  --------------------  --------  ----------
                                                                    977,375            1,031,037    111,088   2,119,500
                                                 --------------------------  --------------------  --------  ----------

Operating Income (Loss) . . . . . . . . . . . .                     414,104              (41,401)   131,414     504,117
Other Income. . . . . . . . . . . . . . . . . .                                                                  78,628
                                                                                                             ----------

Pretax Income . . . . . . . . . . . . . . . . .                                                                 582,745

Income Tax Provision                                                                                            263,050
                                                                                                             ----------
Income from Continuing Operations                                                                            $  319,695
                                                                                                             ==========


Basic Earnings per Share-Continuing Operations                                                               $     0.08
                                                                                                             ==========



                                        For the three months ended February 28, 1997
                                        --------------------------------------------


                                                                             System Sales/         Customized
                                                 STS                         Maintenance           Billing   Total
                                                 --------------------------  --------------------
Sales, Net. . . . . . . . . . . . . . . . . . .  $                4,067,982  $           620,715   $167,894  $4,856,591
Cost of Sales . . . . . . . . . . . . . . . . .                   2,949,138              113,002          -   3,062,140
                                                 --------------------------  --------------------  --------  ----------
Gross Profit. . . . . . . . . . . . . . . . . .                   1,118,844              507,713    167,894   1,794,451
                                                 --------------------------  --------------------  --------  ----------
General & Administrative Expenses:
General . . . . . . . . . . . . . . . . . . . .                     720,005              712,417     48,664   1,481,086
Depreciation. . . . . . . . . . . . . . . . . .                      31,201               58,503          -      89,704
Amortization. . . . . . . . . . . . . . . . . .                           -                2,083          -       2,083
Bad Debt. . . . . . . . . . . . . . . . . . . .                      59,608                    -          -      59,608
Corporate Allocations:. . . . . . . . . . . . .                           -
General . . . . . . . . . . . . . . . . . . . .                      20,777               20,558      1,404      42,739
Depreciation. . . . . . . . . . . . . . . . . .                       7,971               14,944          -      22,915
                                                 --------------------------  --------------------  --------  ----------
                                                                    839,562              808,505     50,068   1,698,135
                                                 --------------------------  --------------------  --------  ----------

Operating Income (Loss) . . . . . . . . . . . .                     279,282             (300,792)   117,826      96,316
Other Income. . . . . . . . . . . . . . . . . .                                                                  60,548
                                                                                                             ----------

Pretax Income . . . . . . . . . . . . . . . . .                                                                 156,864

Income Tax Provision  . . . . . . . . . . . . .                                                                 (71,000)
                                                                                                             ----------
Income from Continuing Operations                                                                            $   85,864
                                                                                                             ==========


Basic Earnings per Share-Continuing Operations                                                               $     0.02
                                                                                                             ==========


DISCONTINUED  OPERATIONS:  TELESOFT  ACQUISITION  CORP.  II,  D.B.A.  GOODNET

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

     Under the terms of the agreement, the Company received approximately $3,500,000 in cash plus 479,387 shares (based on the 20 day average price of WinStar stock) of WinStar common stock, which had an aggregate fair market value of approximately $13.9 million as of the close of business on January 12, 1998. After commissions and related expenses, the Company realized a $13,810,689 pretax gain ($8,162,389 after taxes) on the sale. Additionally, the Company received $235,484 in cash to offset GoodNet's net cash disbursements from November 12, 1997 through the date of the sale.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $717,146 at February 28, 1998 from $1,621,784 at November 30, 1997. During the three months ended February 28, 1998, investment securities (excluding WCII Stock) increased $2,500,000. Combined, the Company's cash and investment holdings increased approximately $1,595,000. During the first quarter of 1998, activities from continuing operations used approximately $72,000. Additionally, the company used approximately $390,000 in cash to purchase property and equipment for its
continuing  operations.    The  Company  received  net  cash  proceeds  of
approximately  $2,014,000  from  the  sale  of  discontinued  operations.

     Accounts  receivable  decreased  to  $5,385,921  from  $7,185,435  as  of
November  30,  1997  ($4,964,112  and  $6,544,453,  net  of  allowance  for uncollectibles as of February 28, 1998 and November 30, 1997 respectively). This decrease is primarily due to the sale of GoodNet, which had approximately $1,308,000 (before allowance for uncollectibles), in accounts receivable at November 30, 1997. Accounts receivable, before allowance for uncollectibles and excluding GoodNet related receivables, at February 28, 1997 was approximately $4,143,000. The $1,240,000 increase in receivables, reflects the Company's current growth.

     As of February 28, 1998, the Company had a net current and deferred tax liability of $4,941,014 compared with a net current and deferred tax asset of $1,047,586 of November 30, 1997. This is primarily a result of the sale of GoodNet, which resulted in an estimated current tax liability of $1,053,000 in connection with cash received from the sale and a current deferred tax liability of approximately $4,182,800 in connection with the common stock of WinStar received in connection with the sale. These amounts are net of a carry forward of approximately $412,500 in tax benefit from fiscal 1997.

     Property and equipment before accumulated depreciation decreased to $2,531,299 from $5,151,229 as of November 30, 1997. This decrease is primarily due the sale of GoodNet, which had approximately $2,916,000 in unamortized property and equipment as of November 30, 1997. This results in an increase of approximately $300,000 in property and equipment for continuing operations. This is due to the purchase of approximately $45,000 in STS equipment to support growth, the purchase of approximately $325,000 in furniture, fixtures, and leasehold improvements as a result of the Company's relocation of its office facilities, less approximately $60,000 in furniture and fixtures sold and $30,000 in leasehold improvements from the old office facilities that were retired.

     Accounts payable and accrued liabilities decreased to $4,250,852 from $6,632,968 as of November 30, 1997. This decrease is primarily attributable to the sale of GoodNet, which had $1,382,000 in accounts payable and accrued liabilities as of November 30, 1997. As of February 28, 1997, there were approximately $3,239,000 in accounts payable and accrued liabilities resulting from continuing operations. This approximate $1,012,000 increase is primarily attributable to the growth in STS revenue. STS cost of sales increased from approximately $2,949,000 during the first quarter of fiscal 1997 to approximately $4,064,000 during the first quarter of fiscal 1998.

     Deferred revenue decreased to $552,401 from $1,245,806 as of November 30,
1997.    This  decrease  is  again  due  to  the  sale  of  GoodNet, which had approximately  $585,000  in  deferred  revenue  at  November  30,  1997.

FUTURE  EXPECTATIONS

     STS revenues are expected to continue to show an increase moderately from fiscal 1997 levels during the fiscal year ended 1998. This increase is due to large accounts added during the fourth quarter of fiscal 1997; however, there can be no assurance that revenues will increase as expected.

     The Company expects revenues from Customized Billing Services to increase based upon existing proposals outstanding; however, it is not possible to ascertain the amount of such increase until actual contracts are in place.

     The Company previously experienced delays in the release and installation of certain modules of TelMaster, the "Client/Server" and "Graphical User
Interface" environment version of the Company's existing text based telemanagement software modules. Certain modules of this product were released in the third quarter of 1996, and installations have been completed in the second and third quarters of 1997. Based on the full product release in January 1998, the Company expects to sell and install a higher number of TelMaster systems in fiscal 1998; however, there can be no assurance that increased sales will materialize.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     At February 28, 1998, the Company had cash of $717,146, 479,387 restricted shares of WinStar stock (WCII: NASDAQ), with a fair market value of $15,899,755 (net of estimated taxes of $1,569,500 on the unrealized gain), and other investments of $4,700,000. The Company believes that present cash reserves available along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

SEASONALITY

     The Company generally completes the sale of the majority of STS Outsourcing Program and STS Program system installations in the higher education industry during the spring and early summer months. The implementation and installation of these systems and services occurs during the summer months. Revenues derived from STS Outsourcing Programs begin in the fall and weaken during the winter holiday and the summer months when university students are on vacation. As a result, the Company's revenues have consistently been highest during the second and fourth quarter.

                                    PART II
                               OTHER INFORMATION
                               -----------------

Response to Items 1-5 are omitted since these items are not applicable to this report.

Item  6.          Exhibits  and  Reports  on  Form  8-K

 (a)          NO.          DESCRIPTION                          REFERENCE
              ---          -----------                          ---------

  11        Earnings per common and common equivalent shares    filed herewith




  (b)          Form  8-K  dated  January  27,  1998

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELESOFT  CORP.



     BY      /s/ Michael F. Zerbib
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    April  13,  1998


Exhibit  11;  Earnings  (Loss)  per  share



Earnings (Loss) per share is calculated as follows:
                                                      THREE MONTHS ENDED FEBRUARY28,
                                                     --------------------------------
                                                     1998           1997
                                                     -------------  ----------

Income from continuing operations . . . . . . . . .  $    319,695   $  85,864
Loss from discontinued operations . . . . . . . . .  $    (68,428)  $(291,105)
Gain on sale of discontinued operations . . . . . .  $   8,162,389           -
Net (Loss) Income . . . . . . . . . . . . . . . . .  $   8,413,656  $(205,241)



BASIC EARNINGS (LOSS) PER SHARE:
----------------------------------------------------
Weighted average number of shares outstanding          3,787,500    3,818,333
Earnings per share - continuing operations . . . . .  $      .08   $      .02
Loss per share - discontinued operations . . . . . .  $     (.02)  $     (.07)
Earnings per share - sale of discontinued operations  $     2.16            -
Earnings (Loss) per share. . . . . . . . . . . . . .  $     2.22   $     (.05)


DILUTED EARNINGS (LOSS) PER SHARE:
----------------------------------------------------
Weighted average number of shares outstanding. . . .   3,787,500    3,818,333
Net effect of dilutive stock options based on the
 treasury stock method using the average market price     71,821       29,827
Common Stock including assumed conversions . . . . .   3,859,321    3,848,160
Earnings per share - continuing operations . . . . .  $      .08   $      .02
Loss per share - discontinued operations . . . . . .  $     (.02)  $     (.07)
Earnings per share - sale of discontinued operations  $     2.12            -
(Loss) Earnings per share. . . . . . . . . . . . . .  $     2.18   $     (.05)