Form 10QSB
period 1998-05-31
TELESOFT CORP
filed 1998-07-06
CIK 944142

DRAFT  FOR  DISCUSSION  PURPOSES  ONLY
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 31, 1998

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

                Yes  (X)                                               No (  )






Common  Stock, without par value, 3,787,500 shares outstanding at July 1, 1998



Transitional  Small  Business  Disclosure  Format  Yes  (    )      No  (X)

39271-1                                                                1

                        PART I - FINANCIAL INFORMATION



ITEM  1.          FINANCIAL  STATEMENTS.



Consolidated Balance Sheets as of May 31, 1998 (unaudited) and November 30, 1997                                    3
Consolidated Statements of Operations for the three and six month periods ended May 31, 1998 and 1997 (unaudited)  4 - 5
Consolidated Statements of Cash Flows for the three and six month periods ended May 31, 1998 and 1997 (unaudited)  6 - 7
Notes to the Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .  8 - 9


                        TELESOFT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  May  31,     November  30,
                                                    1998          1997
                                                 (unaudited)
                                    ASSETS

Cash and cash equivalents. . . . . . . . . . . .  $     8,337  $ 1,621,784
Investment securities. . . . . . . . . . . . . .    5,500,000    2,200,000
Investment securities - WCII Stock . . . . . . .   15,696,913            -
Accounts receivable, net of allowance for. . . .    4,749,219    6,544,453
  uncollectibles of $501,159 and $640,982 at May
  31, 1998 and November 30, 1997, respectively
Inventory. . . . . . . . . . . . . . . . . . . .      920,466      401,508
Deferred taxes . . . . . . . . . . . . . . . . .            -    1,097,900
Income taxes receivable. . . . . . . . . . . . .      169,602      235,981
Other. . . . . . . . . . . . . . . . . . . . . .      299,393      233,979
                                                   ----------   ----------
Total Current Assets . . . . . . . . . . . . . .   27,343,930   12,335,605

Property and equipment, net  . . . . . . . . . .    1,152,645    3,006,567
Computer software costs, net . . . . . . . . . .      381,012      460,442
Intangibles, net . . . . . . . . . . . . . . . .            -    1,303,826
Note receivable. . . . . . . . . . . . . . . . .      357,757      347,335
Other. . . . . . . . . . . . . . . . . . . . . .       93,019      187,075
                                                  -----------  -----------
Total Assets . . . . . . . . . . . . . . . . . .  $29,328,363  $17,640,850
                                                  ===========  ===========

LIABILITIES  AND  STOCKHOLDERS'EQUITY

Note payable-current portion . . . . . . . . . .  $         -  $    90,523
Income taxes payable . . . . . . . . . . . . . .    1,108,719      286,295
Deferred taxes . . . . . . . . . . . . . . . . .    3,517,600            -
Accounts payable and accrued liabilities . . . .    4,596,837    6,632,968
Deferred revenue . . . . . . . . . . . . . . . .      566,864    1,245,806
                                                  -----------  -----------
Total Current Liabilities. . . . . . . . . . . .    9,790,020    8,255,592

Note payable . . . . . . . . . . . . . . . . . .            -      371,551
Deferred taxes . . . . . . . . . . . . . . . . .      107,400      107,200
                                                  -----------  -----------
Total Liabilities. . . . . . . . . . . . . . . .    9,897,420    8,734,343
                                                  -----------  -----------
Commitments. . . . . . . . . . . . . . . . . . .            -            -

Stockholders' Equity:
Common Stock, 50,000,000 shares of . . . . . . .    7,286,159    7,286,159
   common stock, no par value
   authorized; 3,787,500 issued and
   outstanding
Additional paid-in capital . . . . . . . . . . .       80,069       80,069
Unrealized gain on investment securities . . . .    1,794,690            -
Retained Earnings. . . . . . . . . . . . . . . .   10,270,025    1,540,279
                                                   ----------    ---------
Total Stockholders' Equity . . . . . . . . . . .   19,430,943    8,906,507
                                                  -----------  -----------
Total Liabilities and Stockholders' Equity . . .  $29,328,363  $17,640,850
                                                  ===========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


                              TELESOFT CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                                 Three Months Ended               Six Months Ended
                                 ------------------               ----------------



                             May 31, 1998    May 31, 1997    May 31, 1998    May 31, 1997
                             -------------  --------------  --------------  --------------

Sales, net. . . . . . . . .  $   7,098,708  $   5,616,975   $  14,125,486   $  10,473,566
Cost of Sales . . . . . . .      4,517,147      3,390,726       8,920,308       6,452,866
                             -------------  -------------   -------------  ---------------
Gross Profit                     2,581,561      2,226,249       5,205,178       4,020,700

General and . . . . . . . .      2,100,926      1,850,716       4,220,426       3,548,851
  Administrative Expense
                             -------------  -------------   -------------  ---------------
Operating Income                   480,635        375,533         984,752         471,849
                             -------------  -------------   -------------  ---------------

Other Income (Expense):
Interest Income . . . . . .         73,772         47,047         136,338         107,856
Interest Expense. . . . . .              -              -            (678)           (116)
Other income. . . . . . . .         18,833             11          35,573            (134)
  (expense)                  -------------  -------------   -------------  ---------------
                                    92,605         47,058         171,233         107,606
                             -------------  -------------   -------------  ---------------

Income before Provision
  for Income Taxes and
  Discontinued Operations .        573,240        422,591       1,155,985         579,455


Provision for Income Taxes         257,150        189,800         520,200         260,800
                             -------------  -------------   -------------  ---------------

Income from Continuing             316,090        232,791         635,785         318,655
  Operations

Loss from Discontinued
  Operations, net of
  Income Taxes . . . . . .               -       (697,858)        (68,428)       (988,963)

Gain on Sale of
  Discontinued Operations,
   net of Income Taxes                   -              -       8,162,389               -
                             -------------  --------------  -------------  ---------------
Net Income (Loss)            $     316,090  $    (465,067)  $   8,729,746   $    (670,308)
                             =============  ==============  =============  ===============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                        TELESOFT CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

                                         Three Months Ended          Six Months Ended
                                         ------------------          ----------------



                                    May 31, 1998    May 31, 1997    May 31, 1998    May 31, 1997
                                    -------------  --------------  --------------  --------------

Basic earnings (loss) per share

Continued operations . . . . . . .  $        0.08  $        0.06   $        0.17   $        0.08
Discontinued operations. . . . . .              -          (0.18)          (0.02)          (0.26)
Sale of discontinued operations. .              -              -            2.16               -
                                    -------------  --------------  --------------  --------------
Net income (loss). . . . . . . . .  $        0.08  $       (0.12)  $        2.31   $       (0.18)
                                    =============  ==============  ==============  ==============

Diluted earnings (loss) per share

Continued operations . . . . . . .  $        0.08  $        0.06   $        0.16   $        0.08
Discontinued operations. . . . . .              -          (0.18)          (0.02)          (0.26)
Sale of discontinued operations. .              -              -            2.11               -
                                    -------------  --------------  --------------  --------------
Net income (loss). . . . . . . . .  $        0.08  $       (0.12)  $        2.25   $       (0.18)
                                    =============  ==============  ==============  ==============

Weighted average number
   of shares outstanding
- basic. . . . . . . . . . . . . .      3,787,500      3,818,333       3,787,500       3,818,333
                                    =============  ==============  ==============  ==============
-diluted . . . . . . . . . . . . .      3,907,819      3,854,249       3,885,497       3,848,508
                                    =============  ==============  ==============  ==============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


                          TELESOFT CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)


                                                          1998           1997
                                                      -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers . . . . . . . . . . . .  $ 14,646,924   $ 11,512,732
Cash paid to suppliers and employees . . . . . . . .   (13,991,386)   (11,006,231)
Interest paid. . . . . . . . . . . . . . . . . . . .          (678)          (116)
Interest received. . . . . . . . . . . . . . . . . .        64,164         61,461
Income taxes paid. . . . . . . . . . . . . . . . . .      (663,997)       (36,283)
                                                      -------------  -------------
Net cash provided by operating activities of
  continuing operations  . . . . . . . . . . . . . .        55,027        531,563
                                                      -------------  -------------
Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . .      (440,723)      (136,197)
Cash received from sale of equipment . . . . . . . .        26,812              -
Disbursements for notes receivable from related. . .             -       (345,577)
  Parties
Collection of notes receivable from related parties.             -        169,024
Sale of investment securities. . . . . . . . . . . .             -      1,500,000
Purchase of investment securities. . . . . . . . . .    (3,300,000)      (200,000)
                                                      -------------  -------------
Net cash (used in) provided by investing
  activities of continuing operations. . . . . . . .    (3,713,911)       987,250
                                                      -------------  -------------

Net cash (used in) provided by continuing operations    (3,658,884)     1,518,813

Cash provided by (used in) discontinued operations .        30,942     (1,544,412)

Net cash provided from sale of discontinued
  operations . . . . . . . . . . . . . . . . . . . .     2,014,495              -

                                                      -------------  -------------
Net decrease in cash and cash equivalents               (1,613,447)       (25,599)

Cash and cash equivalents at beginning of period . .     1,621,784        219,023
                                                      -------------  -------------

Cash and cash equivalents at end of period . . . . .  $      8,337   $    193,424
                                                      =============  =============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


                        TELESOFT CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE SIX MONTHS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)


                                                    1998     1997
                                                    ----     ----


Reconciliation of Net Income (Loss) to net Cash
  Provided by Operating Activities from
  Continuing Operations:

Net Income (Loss). . . . . . . . . . . . . . . . .  $ 8,729,746   $  (670,308)
                                                    ------------  ------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:

Loss from discontinued operations. . . . . . . . .       68,428       988,963
Gain on sale of discontinued operations. . . . . .   (8,162,389)            -
Income taxes payable and deferred taxes. . . . . .   (5,235,800)            -
   related to sale of discontinued operations
Depreciation and amortization. . . . . . . . . . .      239,457       233,690
Gain on sale of fixed assets . . . . . . . . . . .      (20,739)            -
Interest income included with note receivable. . .      (10,422)      (11,168)
   from related party

Changes in Assets and Liabilities:
Accounts receivable. . . . . . . . . . . . . . . .      759,701     1,227,945
Inventory. . . . . . . . . . . . . . . . . . . . .     (563,870)      (57,768)
Other current assets . . . . . . . . . . . . . . .      (94,638)     (295,203)
Deferred taxes . . . . . . . . . . . . . . . . . .    4,203,200       181,500
Other assets . . . . . . . . . . . . . . . . . . .        2,256        45,386
Accounts payable and accrued liabilities . . . . .     (654,305)   (1,087,088)
Deferred revenue . . . . . . . . . . . . . . . . .      (94,401)      (67,403)
Income taxes payable . . . . . . . . . . . . . . .      822,424       118,324
Income taxes receivable. . . . . . . . . . . . . .       66,379       (75,307)
                                                    ------------  ------------
                                                     (8,674,719)    1,201,871
                                                    ------------  ------------

Net cash provided by operating activities from      $    55,027   $   531,563
   continuing operations                            ============  ============


Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

During the six month period ended May 31, 1998, the Company sold its 71% owned subsidiary, Telesoft Acquisition Corp. II, in exchange for $3,500,000 cash and 479,387 shares of WinStar common stock valued at $13,902,223 on the date of sale. Expenses paid and accrued relating to the sale were $1,485,505.

During the six month period ended May 31, 1997, the Company's discontinued operations financed a covenant not to compete in the amount of $505,020.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                        TELESOFT CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending November 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended November 30, 1997.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Telesoft Corp. (the "Company"), together with its wholly owned subsidiary, Telesoft Acquisition Corp. and its former 71% owned subsidiary, Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet").

The minority interest in the accompanying consolidated statement of operations represents the minority shareholder's proportionate share of the net loss from GoodNet during fiscal year 1997. As of November 30, 1997, there was no equity attributable to the minority shareholders of GoodNet.
All  significant inter-company accounts and transactions have been eliminated.

ACCOUNTING  PRONOUNCEMENTS

In February 1998, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). As
                                            ------------------
a  result, earnings (loss) per share for all prior periods have been restated.

Statement of Position 98-5, "Reporting of the Costs of Start-Up Activities." (SOP 98-5) issued by the Accounting Standards Executive Committee is effective for financial statements with fiscal years beginning after December 1, 1998. SOP 98-5 requires that the costs of start-up activities should be expensed as incurred. At the time of adopting this SOP, the initial application should be reported as the cumulative effect of a change in accounting principles. The Company does not believe that the adoption of the SOP will have a material effect on its financial position, results of operations or cash flows.

                        TELESOFT CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)


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

3.          INVESTMENT  SECURITIES-WCII  STOCK

The Company accounts for its investment in WinStar as an available-for-sale equity security, which accordingly is carried at market value. Pursuant to a hedging strategy implemented by the Company in January, 1998, 440,000 WinStar shares are hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of WinStar stock decline while allowing for limited upside participation should the stock price rise. The call option is secured by shares of WinStar stock held by the Company. As of May 31, 1998, the WinStar stock had an aggregate fair market value of $17,107,013, resulting in an unrealized gain of $1,794,690 (net of estimated income taxes of $1,410,100 as result of sale).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS

RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  MAY  31,  1998 AND 1997

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 34.9% to $14,125,486 for the six months ended May 31, 1998 compared to $10,473,566 for the six months ended May 31, 1997. The Company's revenue is derived from three principal product lines and services:
STS Outsourcing Programs, System Sales and Maintenance, and Customized Billing Outsourcing Services.

       STS revenues were $11,012,000 for the six months ended May 31, 1998 compared to $8,269,000 for the six months ended May 31, 1997, an increase of 33.2%. A substantial portion of this increase is due to the implementation of service at Rutgers University and the conversion of the University of Southern California from the Company's Customized Billing Service to the STS Program during the fourth quarter of fiscal 1997, representing approximately $1,424,000 and $760,000 in revenue, respectively. Revenues from System Sales and Maintenance were $2,651,000 for the six month ended May 31, 1998 compared to $1,895,000 for the six months ended May 31, 1997, an increase of 39.9%. For the six months ended May 31, 1998 and 1997, revenues from Customized Billing Outsourcing Services were approximately $463,000 and $310,000, respectively. This increase is due to the development of customized billing services for two primary customers, resulting in increased revenues of approximately $300,000, offset by the conversion of the University of Southern California to the STS Program, which contributed approximately $126,000 to Customized Billing Service revenue in the first half of 1997.

     Total gross profit increased by 29.5% to $5,205,178 for the six months ended May 31, 1998 compared to $4,020,700 for the six months ended May 31, 1997. Cost of goods sold was approximately 75.2% of STS revenues for the six months ended May 31, 1998, compared with 73.1% for the six months ended May 31, 1997. This increase is primarily the result of higher commissions to universities participating in the STS Program. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 24% for the six months ended May 31, 1998 compared with 21% for the six months ended
May 31, 1997. This increase is due to a higher percentage of system sales revenues, which have a lower gross profit margin than maintenance revenues, during the first half of 1998.

     Overall operating expenses increased by 18.9%, or $671,575, for the six months ended May 31, 1998 to $4,220,426 from $3,548,851 for the six months ended May 31, 1997. Operating expenses as a percentage of revenue decreased to 30% compared to 34% for the six months ended May 31, 1997.

     The provision for income taxes was $520,200 and $260,800 for the six months ended May 31, 1998 and 1997, respectively. This represents 45% of income before provision for income taxes for each period.

     Income from continuing operations increased to $635,785 for the first six months of fiscal 1998 from $318,655 in the comparable period of fiscal 1997. This is attributable to increased gross profit and increased controls of operating expenses during the first half of fiscal 1998 compared to the same period in fiscal 1997.


RESULTS  OF  OPERATIONS  BY PRODUCT LINE FOR THE SIX MONTHS ENDED MAY 31, 1998
AND  1997


                       For the six months ended May 31, 1998
                       -------------------------------------

                                           System Sales/ Customized
                           STS             Maintenance   Billing     Total
                           --------------  ------------  --------    -----------
Sales, Net                 $   11,011,644  $  2,651,247  $462,595    $14,125,486

Cost of Sales . . . . . .       8,283,677       636,631         -      8,920,308
                           --------------  ------------  --------    -----------
Gross Profit. . . . . . .       2,727,967     2,014,616   462,595      5,205,178
                           --------------  ------------  --------    -----------
General & Administrative
  Expenses:
General . . . . . . . . .       1,630,282     1,762,861   303,205      3,696,348
Depreciation. . . . . . .          95,283        54,440         -        149,723
Amortization. . . . . . .               -         2,084         -          2,084
Bad Debt. . . . . . . . .         149,579         8,117     1,000        158,696
Corporate Allocations:. .               -
General . . . . . . . . .          92,681        24,933     8,311        125,925
Depreciation. . . . . . .          64,510        17,355     5,785         87,650
                           --------------  ------------  --------    -----------
                                2,032,335     1,869,790   318,301      4,220,426
                           --------------  ------------  --------    -----------
Operating Income                  695,632       144,826   144,294        984,752

Other Income. . . . . . .                                                171,233
                                                                     -----------

Pretax Income . . . . . .                                              1,155,985

Income Tax Provision. . .                                                520,200
                                                                     -----------
Income from Continuing
   Operations                                                        $   635,785
                                                                     ===========
Basic Earnings per Share-                                            $      0.17
   Continuing Operations                                             ===========



                             For the six months ended May 31, 1997
                             -------------------------------------


                                                     System Sales/  Customized
                                     STS             Maintenance    Billing   Total
                                     --------------  -------------  --------  -----------
Sales, Net. . . . . . . . . . . . .  $    8,268,643  $  1,894,856   $310,067  $10,473,566
Cost of Sales . . . . . . . . . . .       6,047,113       405,753          -    6,452,866
                                     --------------  -------------  --------  -----------
Gross Profit. . . . . . . . . . . .       2,221,530     1,489,103    310,067    4,020,700
                                     --------------  -------------  --------  -----------
General & Administrative Expenses:
General . . . . . . . . . . . . . .       1,445,245     1,535,482     92,999    3,073,726
Depreciation. . . . . . . . . . . .          62,530       117,558          -      180,088
Amortization. . . . . . . . . . . .               -         4,167          -        4,167
Bad Debt. . . . . . . . . . . . . .         121,128           114          -      121,242
Corporate Allocations:
General . . . . . . . . . . . . . .          58,329        58,329      3,535      120,193
Depreciation. . . . . . . . . . . .          16,647        32,788          -       49,435
                                     --------------  -------------  --------  -----------
                                          1,703,879     1,748,438     96,534    3,548,851
                                     --------------  -------------  --------  -----------

Operating Income (Loss) . . . . . .         517,651      (259,335)   213,533      471,849

Other Income. . . . . . . . . . . .                                               107,606
                                                                              -----------

Pretax Income . . . . . . . . . . .                                               579,455

Income Tax Provision  . . . . . . .                                               260,800
                                                                              -----------
Income from Continuing  . . . . . .                                           $   318,655
  Operations                                                                  ===========

Basic Earnings per Share-
  Continuing Operations . . . . . .                                           $      0.08
                                                                              ===========

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MAY 31, 1998 AND 1997

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 26% to $7,098,708 for the three months ended May 31, 1998 compared to $5,616,975 for the three months ended May 31, 1997. The Company's revenue is derived from three principal product lines and services:
STS Outsourcing Programs, System Sales and Maintenance, and Customized Billing Outsourcing Services.

       STS revenues were $5,556,000 for the three months ended May 31, 1998 compared to $4,201,000 for the three months ended May 31, 1997, an increase of 32.3%. Again, a substantial portion of this increase is due to the implementation of service at Rutgers University and the conversion of the University of Southern California from the Company's Customized Billing Service to the STS Program during the fourth quarter of fiscal 1997, representing approximately $724,000 and $380,000 in revenue, respectively. Revenues from System Sales and Maintenance were $1,323,000 for the three month ended May 31, 1998 compared to $1,274,000 for the three months ended May 31, 1997, an increase of 4%. For the three months ended May 31, 1998 and 1997, revenues from Customized Billing Outsourcing Services were approximately $220,000 and $142,000, respectively. This increase is due to the development of customized billing services for two primary customers, resulting in increased revenues of approximately $150,000, offset by the conversion of the University of Southern California to the STS Program, which contributed approximately $52,000 to Customized Billing Service revenue in the second quarter of 1997.

     Total gross profit increased by 16% to $2,581,561 for the three months ended May 31, 1998 compared to $2,226,249 for the three months ended May 31, 1997. Cost of goods sold was approximately 75.9% of STS revenues for the three months ended May 31, 1998, compared with 73.8% for the three months ended May 31, 1997. This increase is primarily the result of higher commissions to universities participating in the STS Program. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 23% for the three months ended May 31, 1998 and 1997.

     Overall operating expenses increased by 13.5%, or $250,210, for the three months ended May 31, 1998 to $2,100,926 from $1,850,716 for the three months ended May 31, 1997. Operating expenses as a percentage of revenue decreased to 30% compared to 33% for the three months ended May 31, 1997.

     The provision for income taxes was $257,150 and $189,800 for the three months ended May 31, 1998 and 1997, respectively. This represents 45% of income before provision for income taxes for each period.

     Income from continuing operations increased to $316,090 for the second quarter of fiscal 1998 from $232,791 in the second quarter of fiscal 1997. This is primarily attributable to increased controls of operating expenses and an increase in operating income from the Company's System Sales division to $186,000 in the second quarter of fiscal 1998 from approximately $40,000 in the second quarter of 1997.


RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997


                                        For the three months ended May 31, 1998
                                        ---------------------------------------


                                                    System Sales/ Customized
                                    STS             Maintenance   Billing   Total
                                    --------------  ------------  --------  ----------
Sales, Net . . . . . . . . . . . .  $    5,555,832  $  1,322,783  $220,093  $7,098,708
Cost of Sales. . . . . . . . . . .       4,219,344       297,803         -   4,517,147
                                    --------------  ------------  --------  ----------
Gross Profit . . . . . . . . . . .       1,336,488     1,024,980   220,093   2,581,561
                                    --------------  ------------  --------  ----------
General & Administrative Expenses:
General. . . . . . . . . . . . . .         840,633       787,089   199,435   1,827,157
Depreciation . . . . . . . . . . .          47,916        28,330         -      76,246
Amortization . . . . . . . . . . .               -             -         -           -
Bad Debt . . . . . . . . . . . . .          79,680             -         -      79,680
Corporate Allocations: . . . . . .               -
General. . . . . . . . . . . . . .          54,215        14,586     4,862      73,663
Depreciation . . . . . . . . . . .          32,516         8,748     2,916      44,180
                                    --------------  ------------  --------  ----------
                                         1,054,960       838,753   207,213   2,100,926
                                    --------------  ------------  --------  ----------

Operating Income . . . . . . . . .         281,528       186,227    12,880     480,635

Other Income . . . . . . . . . . .                                              92,605
                                                                            ----------

Pretax Income. . . . . . . . . . .                                             573,240

Income Tax Provision . . . . . . .                                             257,150
                                                                            ----------

Income from Continuing Operations                                           $  316,090
                                                                            ==========
Basic Earnings per Share-. . . . .                                          $     0.08
   Continuing Operations                                                    ==========




                          For the three months ended May 31, 1997
                          ---------------------------------------


                                                    System Sales/ Customized
                                    STS             Maintenance   Billing   Total
                                    --------------  ------------  --------  ----------
Sales, Net . . . . . . . . . . . .  $    4,200,661  $  1,274,141  $142,173  $5,616,975
Cost of Sales. . . . . . . . . . .       3,097,975       292,751         -   3,390,726
                                    --------------  ------------  --------  ----------
Gross Profit . . . . . . . . . . .       1,102,686       981,390   142,173   2,226,249
                                    --------------  ------------  --------  ----------
General & Administrative Expenses:
General. . . . . . . . . . . . . .         725,240       823,065    44,335   1,592,640
Depreciation . . . . . . . . . . .          31,329        59,055         -      90,384
Amortization . . . . . . . . . . .               -         2,084         -       2,084
Bad Debt . . . . . . . . . . . . .          61,520           114         -      61,634
Corporate Allocations:
General. . . . . . . . . . . . . .          37,552        37,771     2,131      77,454
Depreciation . . . . . . . . . . .           8,676        17,844         -      26,520
                                    --------------  ------------  --------  ----------
                                           864,317       939,933    46,466   1,850,716
                                    --------------  ------------  --------  ----------
Operating Income                           238,369        41,457    95,707     375,533
Other Income                                                                    47,058
                                                                            ----------
Pretax Income                                                                  422,591

Income Tax Provision                                                           189,800
                                                                            ----------

Income from Continuing Operations                                           $  232,791
                                                                            ==========
Basic Earnings per Share-. . . . .                                          $     0.06
  Continuing Operations                                                     ==========



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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $8,337 at May 31, 1998 from $1,621,784 at November 30, 1997. During the six months ended May 31, 1998, investment securities (excluding WCII Stock) increased $3,300,000. Combined, the Company's cash and investment holdings increased approximately $1,687,000. During the first half of 1998, activities from continuing operations provided approximately $55,000. This is down from net cash provided from continuing operations of approximately $563,000 during the first half of fiscal 1997. However, this decrease is due to the payment of approximately $664,000 in income taxes during the first half of 1998. Additionally, the Company used approximately $440,000 in cash to purchase property and equipment for its
continuing  operations.    The  Company  received  net  cash  proceeds  of
approximately  $2,014,000  from  the  sale  of  discontinued  operations.

     Accounts  receivable  decreased  to  $5,250,378  from  $7,185,435  as  of
November  30,  1997  ($4,749,219  and  $6,544,453,  net  of  allowance  for uncollectibles as of May 31, 1998 and November 30, 1997 respectively). This decrease is primarily due to the sale of GoodNet, which had approximately $1,308,000 (before allowance for uncollectibles), in accounts receivable at November 30, 1997. Accounts receivable, before allowance for uncollectibles and excluding GoodNet related receivables, at May 31, 1997 was approximately $4,428,000. The $822,000 increase in receivables reflects the Company's current growth.

     Inventory increased from $401,508 as of November 30, 1997 to $920,466 as of May 31, 1998. This increase is primarily due to the build up of inventory levels to support installations for the Ratex product line scheduled in the third quarter of fiscal 1998.

     As of May 31, 1998, the Company had a net current and deferred tax liability of $4,564,117 compared with a net current and deferred tax asset of $940,386 of November 30, 1997. This is primarily a result of the sale of GoodNet, which resulted in an estimated current tax liability of $1,053,000 in connection with cash received from the sale and a current deferred tax liability of approximately $4,182,800 in connection with the common stock of WinStar received in connection with the sale. These amounts are net of a carry forward of approximately $412,500 in tax benefit from fiscal 1997.

     Property and equipment before accumulated depreciation decreased to $2,504,864 from $5,151,229 as of November 30, 1997. This decrease is primarily due the sale of GoodNet, which had approximately $2,916,000 in unamortized property and equipment as of November 30, 1997. This results in an increase of approximately $270,000 in property and equipment for continuing operations. This is due to the purchase of approximately $45,000 in STS equipment to support growth, the purchase of approximately $360,000 in furniture, fixtures, and leasehold improvements as a result of the Company's relocation of its office facilities, less approximately $120,000 in furniture and fixtures sold and $30,000 in leasehold improvements from the old office facilities that were retired.

     Accounts payable and accrued liabilities decreased to $4,596,837 from $6,632,968 as of November 30, 1997. This decrease is primarily attributable to the sale of GoodNet, which had $1,382,000 in accounts payable and accrued liabilities as of November 30, 1997. As of May 31, 1997, there was approximately $2,754,000 in accounts payable and accrued liabilities resulting from continuing operations. This approximate $1,842,000 increase is primarily attributable to the growth in STS revenue. STS cost of sales increased from approximately $6,047,000 during the first half of fiscal 1997 to approximately $8,284,000 during the first half of fiscal 1998.

     Deferred revenue decreased to $566,864 from $1,245,806 as of November 30,
1997.    This  decrease  is  again  due  to  the  sale  of  GoodNet, which had approximately  $585,000  in  deferred  revenue  at  November  30,  1997.

FUTURE  EXPECTATIONS

     STS revenues are expected to continue a moderate increase in the third quarter of fiscal 1998. STS revenues are also expected to increase for the fourth fiscal quarter of 1998, as new universities are implemented for the program during the course of the summer however, there can be no assurance that revenues will increase as expected.

     The Company expects revenues from Customized Billing Services to increase based upon existing proposals outstanding; however, it is not possible to ascertain the amount of such increase until actual contracts are in place.

     The Company previously experienced delays in the release and installation of certain modules of TelMaster, the "Client/Server" and "Graphical User
Interface" environment version of the Company's existing text based telemanagement software modules. Certain modules of this product were released in the third quarter of 1996, and installations have been completed in the second and third quarters of 1997. Based on the full product release in January 1998, the Company expects to sell and install a higher number of TelMaster systems in fiscal 1998 and 1999; however, there can be no assurance that increased sales will materialize.

     It is anticipated that the cost of human resources will grow 10%-15% as the Company increases its employee base to expand its research and development, products, services and market penetration. This increase will ensure adequate sales and support for anticipated short and long-term growth.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     At May 31, 1998, the Company had cash of $8,337, other investments of $5,500,000, and 479,387 restricted shares of WinStar stock (WCII: NASDAQ), with a fair market value of $15,696,913 (net of estimated taxes of $1,410,100 on the unrealized gain). The Company believes that present cash reserves available, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

SEASONALITY

     The Company generally completes the sale of the majority of STS Outsourcing Program and STS Program system installations in the higher education industry during the spring and early summer months. The implementation and installation of these systems and services occurs during the summer months. Revenues derived from STS Outsourcing Programs begin in the fall and weaken during the winter holiday and the summer months when university students are on vacation. As a result, the Company's revenues have traditionally been highest during the second and fourth quarter.


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

     TELESOFT  CORP.



     BY      /s/ Michael F. Zerbib

             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    July  3,  1998


Exhibit  11;  Earnings  (Loss)  per  share

Earnings  (Loss)  per  share  is  calculated  as  follows:
                                            Three Months Ended          Six Months Ended
                                            ------------------          ----------------

                                       May 31, 1998    May 31, 1997    May 31, 1998    May 31, 1997
                                       -------------  --------------  --------------  --------------

Income from continuing operations . .  $     316,090  $     232,791   $     635,785   $     318,655
Loss from discontinued operations . .              -  $    (697,858)  $     (68,428)  $    (988,963)
Gain on sale of discontinued. . . . .              -              -   $   8,162,389               -
   Operations
                                       -------------  --------------  --------------  --------------
Net Income (Loss) . . . . . . . . . .  $     316,090  $    (465,067)  $   8,729,746   $    (670,308)
                                       =============  ==============  ==============  ==============

BASIC EARNINGS (LOSS) PER SHARE:
-------------------------------------
Weighted average number of. . . . . .      3,787,500      3,818,333       3,787,500       3,818,333
   shares outstanding                  =============  =============   ==============

Continued operations. . . . . . . . .  $        0.08  $        0.06   $        0.17   $        0.08
Discontinued operations . . . . . . .              -          (0.18)          (0.02)          (0.26)
Sale of discontinued operations . . .              -              -            2.16               -
                                       -------------  --------------  --------------  --------------
Net income (loss) . . . . . . . . . .  $        0.08  $       (0.12)  $        2.31   $       (0.18)
                                       =============  ==============  ==============  ==============

DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------
Weighted average number of. . . . . .      3,787,500      3,818,333       3,787,500       3,818,333
   shares outstanding

Net effect of dilutive stock options.        120,319         35,916          97,997          30,175
   based on the treasury stock
   method using the average
   market price
                                       -------------  -------------  ---------------  -------------
Common Stock including assumed. . . .      3,907,819      3,854,249       3,885,497       3,848,508
   Conversions                         =============  =============  ===============  =============

Continued operations. . . . . . . . .  $        0.08  $        0.06   $        0.16   $        0.08
Discontinued operations . . . . . . .              -          (0.18)          (0.02)          (0.26)
Sale of discontinued operations . . .              -              -            2.11               -
                                       -------------  --------------  --------------  --------------
Net income (loss) . . . . . . . . . .  $        0.08  $       (0.12)  $        2.25   $       (0.18)
                                       =============  ==============  ==============  ==============
