Form 10QSB
period 1998-08-31
TELESOFT CORP
filed 1998-09-29
CIK 944142

DRAFT  FOR  DISCUSSION  PURPOSES  ONLY
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended August 31, 1998

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

                Yes  (X)                                               No (  )






Common Stock, without par value, 3,787,500 shares outstanding at September 29, 1998



Transitional  Small  Business  Disclosure  Format  Yes  (    )      No  (X)

39271-1                                                                1

                        PART I - FINANCIAL INFORMATION



ITEM  1.          FINANCIAL  STATEMENTS.



Consolidated Balance Sheets as of August 31, 1998 (unaudited) and November 30, 1997 . . . . . . . . . . . . . . . . .    3
Consolidated Statements of Operations for the three and nine month periods ended August 31, 1998 and 1997 (unaudited)  4 - 5
Consolidated Statements of Cash Flows for the three and nine month periods ended August 31, 1998 and 1997 (unaudited)  6 - 7
Notes to the Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8 - 9



                        TELESOFT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     August 31,     November 30,
                                                     1998           1997
                                                     (unaudited)
                                    ASSETS

Cash and cash equivalents . . . . . . . . . . . . .   $1,018,664   $1,621,784
Investment securities . . . . . . . . . . . . . . .    3,500,000    2,200,000
Investment securities - WCII Stock. . . . . . . . .   13,373,913            -
Accounts receivable, net of allowance for . . . . .    3,330,982    6,544,453
  uncollectibles of $485,359 and $640,982 at August
  31, 1998 and November 30, 1997, respectively
Inventory . . . . . . . . . . . . . . . . . . . . .      594,623      401,508
Deferred taxes. . . . . . . . . . . . . . . . . . .            -    1,097,900
Income taxes receivable . . . . . . . . . . . . . .      169,602      235,981
Other . . . . . . . . . . . . . . . . . . . . . . .      232,069      233,979
                                                      ----------   ----------
Total Current Assets. . . . . . . . . . . . . . . .   22,219,853   12,335,605

Property and equipment, net . . . . . . . . . . . .    1,159,081    3,006,567
Computer software costs, net. . . . . . . . . . . .      341,302      460,442
Intangibles, net. . . . . . . . . . . . . . . . . .            -    1,303,826
Note receivable . . . . . . . . . . . . . . . . . .      362,968      347,335
Other . . . . . . . . . . . . . . . . . . . . . . .       93,019      187,075
                                                     -----------  -----------
Total Assets. . . . . . . . . . . . . . . . . . . .  $24,176,223  $17,640,850
                                                     ============ ===========

LIABILITIES  AND  STOCKHOLDERS' EQUITY

Note payable-current portion. . . . . . . . . . . .  $         -  $    90,523
Income taxes payable. . . . . . . . . . . . . . . .      551,218      286,295
Deferred taxes. . . . . . . . . . . . . . . . . . .    3,432,400            -
Accounts payable and accrued liabilities. . . . . .    2,340,768    6,632,968
Deferred revenue. . . . . . . . . . . . . . . . . .      756,184    1,245,806
                                                     -----------  -----------
Total Current Liabilities . . . . . . . . . . . . .    7,080,570    8,255,592

Note payable. . . . . . . . . . . . . . . . . . . .            -      371,551
Deferred taxes. . . . . . . . . . . . . . . . . . .      114,600      107,200
                                                     -----------  -----------
Total Liabilities . . . . . . . . . . . . . . . . .    7,195,170    8,734,343
                                                     -----------  -----------
Commitments . . . . . . . . . . . . . . . . . . . .            -            -

Stockholders' Equity:
Common Stock, 50,000,000 shares of. . . . . . . . .    7,286,159    7,286,159
   common stock, no par value,
   authorized; 3,787,500 issued and
   outstanding
Additional paid-in capital. . . . . . . . . . . . .       80,069       80,069
Unrealized loss on investment securities. . . . . .     (528,310)           -
Retained Earnings . . . . . . . . . . . . . . . . .   10,143,135    1,540,279
                                                     -----------  -----------
Total Stockholders' Equity. . . . . . . . . . . . .   16,981,053    8,906,507
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity. . . . .  $24,176,223  $17,640,850
                                                     ============ ===========

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements


                                 TELESOFT CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                          Three Months Ended August 31  Nine Months Ended August 31
                                          ----------------------------  ---------------------------



                                               1998         1997          1998          1997
                                            -----------  -----------  ------------  ------------

Sales, net . . . . . . . . . . . . . . . .  $3,505,137   $2,713,537   $17.630,623   $13,187,103
Cost of Sales. . . . . . . . . . . . . . .   1,696,325    1,406,623    10,616,634     7,859,489
                                            -----------   ----------  ------------  ------------
Gross Profit                                 1,808,812    1,306,914     7,013,989     5,327,614

General and. . . . . . . . . . . . . . . .   2,164,207    1,915,517     6,384,632     5,464,368
  Administrative Expense
                                            -----------   ---------   ------------  ------------

Operating (Loss) Income                       (355,395)    (608,603)      629,357      (136,754)
                                            -----------   ---------   ------------  ------------
Other Income (Expense):
Interest Income. . . . . . . . . . . . . .      62,504       29,901       180,528       137,757
Interest Expense . . . . . . . . . . . . .        (377)           -          (678)         (116)
Other income . . . . . . . . . . . . . . .       5,878        2,618        59,388         2,484
  (expense)                                 -----------   ---------   ------------  ------------
                                                68,005       32,519       239,238       140,125

(Loss) Income before Provision for Income
    Taxes and Discontinued
    Operations . . . . . . . . . . . . . .    (287,390)    (576,084)      868,595         3,371

Provision for Income
  Taxes. . . . . . . . . . . . . . . . . .     160,500      259,500      (359,700)       (1,300)
                                            -----------   ---------   ------------  ------------
(Loss) Income from
   Continuing Operations . . . . . . . . .    (126,890)    (316,584)      508,895         2,071

Loss from Discontinued . . . . . . . . . .           -     (262,554)      (68,428)   (1,251,517)
  Operations, net of
  Income Taxes

Gain on Sale of. . . . . . . . . . . . . .           -            -     8,162,389             -
  Discontinued Operations,
   net of Income Taxes
                                            -----------  ----------   ------------  ------------

Net (Loss) Income. . . . . . . . . . . . .  $ (126,890)  $ (579,138)  $ 8,602,856   $(1,249,446)
                                            ===========  ===========  ============  ============

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

                        TELESOFT CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

                                   Three Months Ended August 31  Nine Months Ended August 31
                                   ----------------------------  ---------------------------



                                      1998         1997         1998         1997
                                   -----------  -----------  -----------  -----------

Basic (loss) earnings per share
Continued operations. . . . . . .  $    (0.03)  $    (0.08)  $     0.13   $        -
Discontinued operations . . . . .           -        (0.07)       (0.02)       (0.33)
Sale of discontinued operations .           -            -         2.16            -
                                   -----------  -----------  -----------  -----------
Net (loss) income . . . . . . . .  $    (0.03)  $    (0.15)  $     2.27   $    (0.33)
                                   ===========  ===========  ===========  ===========

Diluted (loss) earnings per share
Continued operations. . . . . . .  $    (0.03)  $    (0.08)  $     0.13   $        -
Discontinued operations . . . . .           -        (0.07)       (0.02)       (0.33)
Sale of discontinued operations .           -            -         2.10            -
                                   -----------  -----------  -----------  -----------
Net (loss) income . . . . . . . .  $    (0.03)  $    (0.15)  $     2.21   $    (0.33)
                                   ===========  ===========  ===========  ===========

Weighted average number
   of shares outstanding
- basic . . . . . . . . . . . . .   3,787,500    3,787,500    3,787,500    3,807,960
- diluted . . . . . . . . . . . .   3,787,500    3,787,500    3,891,966    3,807,960
                                   ===========  ===========  ===========  ===========

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements


                          TELESOFT CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED AUGUST 31, 1998 AND 1997 (UNAUDITED)


                                                          1998           1997
                                                      -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers . . . . . . . . . . . .  $ 19,768,868   $ 15,773,765
Cash paid to suppliers and employees . . . . . . . .   (19,641,688)   (15,577,770)
Interest paid. . . . . . . . . . . . . . . . . . . .          (678)          (116)
Interest received. . . . . . . . . . . . . . . . . .       174,213        102,761
Income taxes paid. . . . . . . . . . . . . . . . . .      (528,998)       (48,144)
                                                      -------------  -------------
Net cash (used by) provided by operating . . . . . .      (228,283)       250,496
  Activities of continuing operations                 -------------  -------------

Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . .      (537,086)      (194,862)
Cash received from sale of equipment . . . . . . . .        26,812              -
Disbursements for notes receivable from related. . .             -       (385,417)
  Parties
Collection of notes receivable from related parties.             -        362,316
Sale of investment securities. . . . . . . . . . . .     2,000,000      6,135,000
Purchase of investment securities. . . . . . . . . .    (3,300,000)    (4,568,567)
                                                      -------------  -------------
Net cash (used in) provided by investing . . . . . .    (1,810,274)     1,348,470
  activities of continuing operations                 -------------  -------------


Net cash (used in) provided by continuing operations    (2,038,557)     1,598,966

Cash provided by (used in) discontinued operations .        30,942     (1,643,770)

Net cash provided from sale of discontinued
  operations, net of estimated income taxes paid in
  the amount of $610,000 . . . . . . . . . . . . . .     1,404,495              -
                                                      -------------  -------------
Net decrease in cash and cash equivalents                 (603,120)       (44,804)

Cash and cash equivalents at beginning of period         1,621,784        219,023
                                                      -------------  -------------
Cash and cash equivalents at beginning of period      $  1,018,664   $    174,219
                                                      =============  =============

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements


                        TELESOFT CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE NINE MONTHS ENDED AUGUST 31, 1998 AND 1997 (UNAUDITED)


                                                    1998           1997
                                                    ----           ----


Reconciliation of Net Income (Loss) to net Cash
  (Used in) Provided by Operating Activities from
  Continuing Operations:

Net Income (Loss) . . . . . . . . . . . . . . . . .  $ 8,602,856   $(1,249,446)
                                                     ------------  ------------

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities from continuing operations:

Loss from discontinued operations . . . . . . . . .       68,428     1,251,517
Gain on sale of discontinued operations . . . . . .   (8,162,389)            -
Income taxes payable and deferred taxes . . . . . .   (4,625,800)            -
   Related to sale of discontinued operations
Depreciation and amortization . . . . . . . . . . .      369,094       346,636
Gain on sale of fixed assets. . . . . . . . . . . .      (20,739)            -
Interest income included with note receivable . . .      (15,633)      (14,405)

Changes in Assets and Liabilities:
Accounts receivable . . . . . . . . . . . . . . . .    2,177,938     2,493,996
Inventory . . . . . . . . . . . . . . . . . . . . .     (238,027)     (126,787)
Other current assets. . . . . . . . . . . . . . . .      (27,314)     (231,824)
Deferred taxes. . . . . . . . . . . . . . . . . . .    4,125,200        69,749
Other assets. . . . . . . . . . . . . . . . . . . .        2,256      (430,555)
Accounts payable and accrued liabilities. . . . . .   (2,910,374)   (2,468,113)
Deferred revenue. . . . . . . . . . . . . . . . . .       94,919       226,017
Income taxes payable. . . . . . . . . . . . . . . .      264,923       331,774
Income taxes receivable . . . . . . . . . . . . . .       66,379        51,937
                                                     ------------  ------------
                                                      (8,831,139)    1,499,942
                                                     ------------  ------------

Net cash (used in) provided by operating             $  (228,283)  $   250,496
   activities from continuing operations             ============  ============


Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

During the nine month period ended August 31, 1998, the Company sold its 71% owned subsidiary, Telesoft Acquisition Corp. II, in exchange for $3,500,000 cash and 479,387 shares of WinStar common stock valued at $13,902,223 on the date of sale. Expenses paid and accrued relating to the sale were $1,485,505.

During the nine month period ended August 31, 1997, the Company's discontinued operations financed a covenant not to compete in the amount of $505,020.

During the year ended November 30, 1997, the Company reacquired 30,833 shares of its common stock valued at $57,700. Of this amount, 50% was as partial payment of the sale of 24% of the outstanding shares of Telesoft Acquisition
Corp.  II.    The  remaining  50%  were  a  reduction  in  goodwill.

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

                        TELESOFT CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending November 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended November 30, 1997.

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

ACCOUNTING  PRONOUNCEMENTS

In February 1998, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128). As
                                            ------------------
a result, earnings (loss) per share for all prior periods have been restated. Diluted per share amounts are not presented when resulting in a loss per share, as they are anti-dilutive.

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

                        TELESOFT CORP. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)


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

As a result of the above transaction, the Company will be vacating a portion of its office space in Phoenix, Arizona during the year ending November 30, 1998. As a result, the Company will have to take steps to sublease the vacated space or pay an early termination fee estimated at $300,000. This amount has been included in accounts payable and accrued liabilities in the accompanying financial statements.

3.          INVESTMENT  SECURITIES-WCII  STOCK

The Company accounts for its investment in WinStar as an available-for-sale equity security, which accordingly is carried at market value. Pursuant to a hedging strategy implemented by the Company in January, 1998, 440,000 WinStar shares are hedged, utilizing the purchase of puts and the sale of calls in combination to minimize the downside risk of loss should the price of WinStar stock decline while allowing for limited upside participation should the stock price rise. The call option is secured by shares of WinStar stock held by the Company. As of August 31, 1998, the WinStar stock had an aggregate fair market value of $12,958,813, resulting in an unrealized loss of $ 528,310 (net of estimated income tax benefit of $415,100 as result of sale).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS ENDED AUGUST 31, 1998 AND 1997

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 33.6% to $17,630,623 for the nine months ended August 31, 1998 compared to $13,187,103 for the nine months ended August 31, 1997. The Company's revenue is derived from three principal product lines and services: STS Outsourcing Programs, System Sales and Maintenance, and Customized Billing Outsourcing Services.

       STS revenues were $12,253,000 for the nine months ended August 31, 1998 compared to $9,229,000 for the nine months ended August 31, 1997, an increase of 32.8 %. A substantial portion of this increase is due to the implementation of service at Rutgers University and the conversion of the University of Southern California from the Company's Customized Billing Service to the STS Program during the fourth quarter of fiscal 1997, representing approximately $1,523,000 and $907,000 in revenue, respectively. Revenues from System Sales and Maintenance were $4,382,000 for the nine month ended August 31, 1998 compared to $3,204,000 for the nine months ended August 31, 1997, an increase of 36.8%. For the nine months ended August 31, 1998 and 1997, revenues from Customized Billing Outsourcing Services were approximately $996,000 and $754,000, respectively. This increase is due to the development of customized billing services for two primary customers, resulting in increased revenues of approximately $595,000, offset by the conversion of the University of Southern California to the STS Program, which contributed approximately $134,000 to Customized Billing Service revenue in the nine months ended August 31, 1997. Additionally, during the nine months ended August 31, 1997, non-recurring revenue fore the initial development of the Company's product for NYNEX in the amount of $342,000 was realized.

     Total gross profit increased by 31.7% to $7,013,989 for the nine months ended August 31, 1998 compared to $5,327,614 for the nine months ended August 31, 1997. Cost of goods sold was approximately 76% of STS revenues for each of the nine months ended August 31, 1998 and August 31, 1997. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 29% for the nine months ended August 31, 1998 compared with 25% for the nine months ended August 31, 1997. This increase is due to a higher percentage of system sales revenues, which have a lower gross profit margin than maintenance revenues, during the nine months ended August 31, 1998.

     Operating expenses increased by 16.8%, or $920,264, for the nine months ended August 31, 1998 to $6,384,632 from $5,464,368 for the nine months ended August 31, 1997. Operating expenses as a percentage of revenue decreased to 36% compared to 41% for the nine months ended August 31, 1997.

     The provision for income taxes was $359,700 and $1,300 for the nine months ended August 31, 1998 and 1997, respectively. This represents 41.4% and 38.6% of income before provision for income taxes for each period.

     Income from continuing operations increased to $508,895 for the first nine months of fiscal 1998 from $2,071 in the comparable period of fiscal 1997. This is attributable to increased gross profit and increased controls of operating expenses during the first nine months of fiscal 1998 compared to the same period in fiscal 1997.




RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE NINE MONTHS ENDED AUGUST 31, 1998
AND  1997


                      For the nine months ended August 31, 1998
                      -----------------------------------------


                                            System Sales/ Customized
                           STS              Maintenance   Billing   Total
                           ---------------  ------------  --------  -----------
Sales, Net. . . . . . . .  $   12,252,518   $  4,382,069  $996,036  $17,630,623

Cost of Sales . . . . . .       9,354,830      1,260,822       982   10,616,634
                           ---------------  ------------  --------  -----------
Gross Profit. . . . . . .       2,897,688      3,121,247   995,054    7,013,989
                           ---------------  ------------  --------  -----------
General & Administrative
  Expenses:
General . . . . . . . . .       2,560,499      2,602,470   497,626    5,660,595
Depreciation. . . . . . .         151,860         81,760         -      233,620
Amortization. . . . . . .               -          2,084         -        2,084
Bad Debt. . . . . . . . .         163,644          8,617     1,000      173,261
Corporate Allocations:. .               -
General . . . . . . . . .         133,718         35,973    11,991      181,682
Depreciation. . . . . . .          98,174         26,412     8,804      133,390
                           ---------------  ------------  --------  -----------
                                3,107,895      2,757,316   519,421    6,384,632
                           ---------------  ------------  --------  -----------
Operating (Loss) Income          (210,207)       363,931   475,633      629,357

Other Income. . . . . . .                                               239,238
                                                                    -----------

Pretax Income . . . . . .                                               868,595

Income Tax Provision. . .                                               359,700
                                                                    ------------

Income from Continuing. .                                           $   508,895
Operations                                                          ===========

Basic Earnings per Share-                                           $      0.13
   Continuing Operations                                            ===========




                           For the nine months ended August 31, 1997
                           -----------------------------------------


                                                     System Sales/  Customized
                                    STS              Maintenance    Billing   Total
                                    ---------------  -------------  --------  -----------
Sales, Net . . . . . . . . . . . .  $    9,229,288   $  3,203,685   $754,130  $13,187,103
Cost of Sales. . . . . . . . . . .       7,045,233        814,256          -    7,859,489
                                    ---------------  -------------  --------  -----------
Gross Profit . . . . . . . . . . .       2,184,055      2,389,429    754,130    5,327,614
                                    ---------------  -------------  --------  -----------
General & Administrative Expenses:
General. . . . . . . . . . . . . .       2,289,464      2,362,301    156,319    4,808,084
Depreciation . . . . . . . . . . .          94,838        167,140          -      261,978
Amortization . . . . . . . . . . .               -          6,250          -        6,250
Bad Debt . . . . . . . . . . . . .         136,171            655          -      136,826
Corporate Allocations:
General. . . . . . . . . . . . . .          83,868         83,871      5,083      172,822
Depreciation . . . . . . . . . . .          26,402         52,006          -       78,408
                                    ---------------  -------------  --------  -----------
                                         2,630,743      2,672,223    161,402    5,464,368
                                    ---------------  -------------  --------  -----------

Operating (Loss) Income. . . . . .        (446,688)      (282,794)   592,728     (136,754)

Other Income . . . . . . . . . . .                                                140,125
                                                                              -----------
Pretax Income. . . . . . . . . . .                                                  3,371

Income Tax Provision                                                                1,300
                                                                              -----------
Income from Continuing                                                        $     2,071
  Operations                                                                  ===========

Basic Earnings per Share-                                                     $         -
  Continuing Operations                                                       ============


RESULTS  OF  OPERATIONS  FOR  THE  THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 29% to $3,505,137 for the three months ended August 31, 1998 compared to $2,713,537 for the three months ended August 31, 1997.

       STS revenues were $1,241,000 for the three months ended August 31, 1998 compared to $961,000 for the three months ended August 31, 1997, an increase of 29%. A substantial portion of this increase is due to the implementation of service at Rutgers University and the conversion of the University of Southern California from the Company's Customized Billing Service to the STS Program during the fourth quarter of fiscal 1997, representing approximately $99,000 and $147,000 in revenue, respectively. Revenues from System Sales and Maintenance were $1,731,000 for the three month ended August 31, 1998 compared to $1,309,000 for the three months ended August 31, 1997, an increase of 32%. For the three months ended August 31, 1998 and 1997, revenues from Customized Billing Outsourcing Services were approximately $533,000 and $444,000, respectively. This increase is due to the development of customized billing services for one primary customer, resulting in increased revenues of approximately $132,000.

     Total gross profit increased by 38% to $1,808,812 for the three months ended August 31, 1998 compared to $1,306,914 for the three months ended August 31, 1997. Cost of goods sold was approximately 86% of STS revenues for the three months ended August 31, 1998. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 36% and 31% for the three months ended August 31, 1998 and 1997, respectively. This increase is due to a higher mix of system sales versus maintenance revenues than in the prior year.

     Operating expenses increased by 13%, or $248,690, for the three months ended August 31, 1998 to $2,164,207 from $1,915,517 for the three months ended August 31, 1997. Operating expenses as a percentage of revenue decreased to 61.7% compared to 70.6% for the three months ended August 31, 1997.

     The income tax benefit was $160,500 and $259,500 for the three months ended August 31, 1998 and 1997, respectively. This represents 55%and 45% of income before provision for income taxes for each period. This increase is due to a higher percentage of non-taxable interest earned during the current quarter.

     Loss from continuing operations decreased to $126,890 for the third quarter of fiscal 1998 from $316,584 in the second quarter of fiscal 1997. This is primarily attributable to increased controls of operating expenses and an improved gross profit from the Company's System Sales division to $1,106,000 in the third quarter of fiscal 1998 from approximately $900,000 in the third quarter of 1997.


RESULTS  OF  OPERATIONS  BY  PRODUCT LINE FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND
1997


                          For the three months ended August 31, 1998
                          ------------------------------------------


                                                     System Sales/ Customized
                                    STS              Maintenance   Billing   Total
                                    ---------------  ------------  --------  -----------
Sales, Net . . . . . . . . . . . .  $    1,240,874   $  1,730,822  $533,441  $3,505,137
Cost of Sales. . . . . . . . . . .       1,071,152        624,191       982   1,696,325
                                    ---------------  ------------  --------  -----------
Gross Profit . . . . . . . . . . .         169,722      1,106,631   532,459   1,808,812
                                    ---------------  ------------  --------  -----------
General & Administrative Expenses:
General. . . . . . . . . . . . . .         930,218        839,609   194,421   1,964,248
Depreciation . . . . . . . . . . .          56,577         27,320         -      83,897
Amortization . . . . . . . . . . .               -              -         -           -
Bad Debt . . . . . . . . . . . . .          14,065            500         -      14,565
Corporate Allocations: . . . . . .               -
General. . . . . . . . . . . . . .          41,037         11,040     3,680      55,757
Depreciation . . . . . . . . . . .          33,664          9,057     3,019      45,740
                                    ---------------  ------------  --------  -----------
                                         1,075,561        887,526   201,120   2,164,207
                                    ---------------  ------------  --------  -----------
Operating (Loss) Income. . . . . .        (905,839)       219,105   331,339    (355,395)

Other Income . . . . . . . . . . .                                               68,005
                                                                             ----------
Pretax Loss. . . . . . . . . . . .                                             (287,390)

Income Tax Provision . . . . . . .                                              160,500
                                                                             -----------
Loss from Continuing Operations. .                                           $ (126,890)
                                                                             ===========

Basic Loss per Share-. . . . . . .                                           $    (0.03)
   Continuing Operations                                                     ===========



                          For the three months ended August 31, 1997
                          ------------------------------------------


                                                     System Sales/  Customized
                                    STS              Maintenance    Billing   Total
                                    ---------------  -------------  --------  -----------
Sales, Net . . . . . . . . . . . .  $      960,645   $  1,308,829   $444,063  $2,713,537
Cost of Sales. . . . . . . . . . .         998,120        408,503          -   1,406,623
                                    ---------------  -------------  --------  -----------
Gross (Loss) Profit. . . . . . . .         (37,475)       900,326    444,063   1,306,914
                                    ---------------  -------------  --------  -----------
General & Administrative Expenses:
General. . . . . . . . . . . . . .         844,219        826,819     63,320   1,734,358
Depreciation . . . . . . . . . . .          32,308         49,582          -      81,890
Amortization . . . . . . . . . . .               -          2,083          -       2,083
Bad Debt . . . . . . . . . . . . .          15,043            541          -      15,584
Corporate Allocations:
General. . . . . . . . . . . . . .          25,539         25,542      1,548      52,629
Depreciation . . . . . . . . . . .           9,755         19,218          -      28,973
                                    ---------------  -------------  --------  -----------
                                           926,864        923,785     64,868   1,915,517
                                    ---------------  -------------  --------  -----------
Operating (Loss) Income                   (964,339)       (23,459)   379,195    (608,603)

Other Income . . . . . . . . . . .                                                32,519
                                                                              -----------
Pretax Loss. . . . . . . . . . . .                                              (576,084)

Income Tax Provision . . . . . . .                                               259,500
                                                                              -----------

Loss from Continuing Operations. .                                            $ (316,584)
                                                                              ===========

Basic Loss per Share-. . . . . . .                                            $    (0.08)
  Continuing Operations                                                       ===========




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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $1,018,664 at August 31, 1998 from $1,621,784 at November 30, 1997. During the nine months ended August 31, 1998, investment securities (excluding WCII Stock) increased $1,300,000. Combined, the Company's cash and investment holdings increased approximately $697,000. During the nine months ended August 31, 1998, activities from continuing operations used approximately $228,000. This is down from net cash provided from continuing operations of approximately $250,000 during the nine months ended August 31, 1997. However, this decrease is due to the payment of approximately $530,000 in income taxes during the current period.
Additionally, the Company used approximately $540,000 in cash to purchase property and equipment for its continuing operations. The Company received net cash proceeds of approximately $2,014,000 from the sale of discontinued operations. Of this amount, $610,000 has been used for estimated income taxes related to the sale.

     Accounts receivable decreased to $3,816,341 from $7,185,435 as of November 30, 1997 ($3,330,982 and $6,544,453, net of allowance for uncollectibles as of August 31, 1998 and November 30, 1997 respectively). This decrease is primarily due to seasonal fluctuation of the STS Outsourcing and the sale of GoodNet, which had approximately $1,308,000 (before allowance for uncollectibles), in accounts receivable at November 30, 1997. Accounts receivable, before allowance for uncollectibles and excluding GoodNet related receivables, at August 31, 1997 was approximately $3,112,000. The $704,000 increase in receivables reflects the Company's current growth.

     As of August 31, 1998, the Company had a net current and deferred tax liability of $3,928,616 compared with a net current and deferred tax asset of $940,386 of November 30, 1997. This is primarily a result of the sale of GoodNet, which resulted in an estimated current tax liability of $1,053,000 (of which, $610,000 has been paid to date) in connection with cash received from the sale and a current deferred tax liability of approximately $4,182,800 in connection with the common stock of WinStar received in connection with the sale. These amounts are net of a carry forward of approximately $412,500 in tax benefit from fiscal 1997.

     Property and equipment before accumulated depreciation decreased to $2,601,227 from $5,151,229 as of November 30, 1997. This decrease is primarily due the sale of GoodNet, which had approximately $2,916,000 in unamortized property and equipment as of November 30, 1997. This results in an increase of approximately $367,000 in property and equipment for continuing operations. This is due to the purchase of approximately $70,000 in STS equipment to support growth, the purchase of approximately $368,000 in furniture, fixtures, and leasehold improvements as a result of the Company's relocation of its office facilities, less approximately $120,000 in furniture and fixtures sold and $30,000 in leasehold improvements from the old office facilities that were retired.

     Accounts payable and accrued liabilities decreased to $2,340,768 from $6,632,968 as of November 30, 1997. This decrease is primarily attributable to seasonal fluctuation of STS Outsourcing and the sale of GoodNet, which had $1,382,000 in accounts payable and accrued liabilities as of November 30, 1997. It is also attributable to the accrual of an estimated $300,000 early termination fee the Company may have to pay should it be unable to sublease the office space that may be vacated as a result of the GoodNet sale. (See
Note 2 to the financial statements). As of August 31, 1997, there was approximately $1,373,000 in accounts payable and accrued liabilities resulting from continuing operations. This approximate $968,000 increase is in part attributable to the growth in STS revenue. STS cost of sales increased from approximately $998,000 during the third quarter of fiscal 1997 to approximately $1,071,000 during the third quarter of fiscal 1998.

     Deferred revenue decreased to $756,184 from $1,245,806 as of November 30,
1997.    This  decrease is due to the sale of GoodNet, which had approximately
$585,000  in  deferred  revenue  at  November  30,  1997.

FUTURE  EXPECTATIONS

     STS revenues are expected to increase for the fourth fiscal quarter of 1998 and through 1999. To date, eleven new universities have been implemented for the program and will begin service during the fourth quarter of 1998.

     The Company expects revenues from Customized Billing Services to increase based upon existing proposals outstanding. However, it is not possible to ascertain the amount of such increase until actual contracts are in place and there can be no assurance that increased sales will materialize. During the quarter ended August 31, 1998, Telesoft received authorization to implement a convergence billing, reporting and support system as a subcontractor for Pacific Bell and MCI customer care services for the State of California's new CALNET contract. Under the subcontract, Telesoft will support MCI and Pacific Bell in providing the same consolidated billing services to local government and public universities. This services contract is valued at approximately $7 million over ten years.

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

     It is anticipated that the cost of human resources will grow 15%-20% as the Company increases its employee base to expand its sales, research and development, implementation and support staff. This increase will ensure adequate sales and support for anticipated short and long-term growth.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     At August 31, 1998, the Company had cash of $1,018,664, other investments of $3,500,000, and 479,387 restricted shares of WinStar stock (WCII: NASDAQ), with a fair market value of $12,958,813 (net of an estimated income tax benefit of $415,100 on the unrealized loss). The Company believes that present cash reserves available, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company could be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing could be dilutive to existing stockholders.

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

     TELESOFT  CORP.



     BY      /s/  Michael F. Zerbib

             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    September  29,  1998


Exhibit  11;  Earnings  (Loss)  per  share

Earnings  (Loss)  per  share  is  calculated  as  follows:
                                              Three Months Ended                 Nine Months Ended
                                              ------------------                 -----------------

                                        August 31, 1998    August 31, 1997    August 31, 1998    August 31, 1997
                                       -----------------  -----------------  -----------------  -----------------

(Loss) Income from continuing . . . .  $       (126,890)  $       (316,584)  $        508,895   $          2,071
  operations
Loss from discontinued operations . .                 -   $       (262,554)  $        (68,428)  $     (1,251,517)
Gain on sale of discontinued. . . . .                 -                  -   $      8,162,389                  -
   Operations                          -----------------  -----------------  ----------------   -----------------
Net (Loss) Income . . . . . . . . . .  $       (126,890)  $       (579,138)  $      8,602,856   $     (1,249,446
                                       =================  =================  =================  =================

BASIC (LOSS) EARNINGS PER SHARE:
-------------------------------------
Weighted average number of. . . . . .         3,787,500          3,787,500          3,787,500          3,807,960
   Shares outstanding                  =================  =================  ================   =================
Continued operations. . . . . . . . .  $          (0.03)  $          (0.08)  $           0.13   $              -
Discontinued operations . . . . . . .                 -              (0.07)             (0.02)             (0.33)
Sale of discontinued operations . . .                 -                  -               2.16                  -
                                       -----------------  -----------------  ----------------
Net income (loss) . . . . . . . . . .  $          (0.03)  $          (0.15)  $           2.27   $          (0.33)
                                       =================  =================  ================   =================

DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------
Weighted average number of. . . . . .         3,787,500          3,787,500          3,787,500          3,807,960
   Shares outstanding
Net effect of dilutive stock options.                 -                  -            104,466                  -
   Based on the treasury stock
   method using the average
   market price   (1)
Common Stock including assumed. . . .         3,787,500          3,787,500          3,891,966          3,807,960
   Conversions                         =================  =================  =================  =================
Continued operations. . . . . . . . .  $          (0.03)  $          (0.08)  $           0.13   $              -
Discontinued operations . . . . . . .                 -              (0.07)             (0.02)             (0.33)
Sale of discontinued operations . . .                 -                  -               2.10                  -
                                       -----------------  -----------------  -----------------  -----------------
Net income (loss) . . . . . . . . . .  $          (0.03)  $          (0.15)  $           2.21   $          (0.33)
                                       =================  =================  =================  =================

(1)  -  not  presented  where  effect  would  be  anti-dilutive
