Form 10KSB
period 1998-11-30
TELESOFT CORP
filed 1999-03-01
CIK 944142

SECURITIES  AND  EXCHANGE  COMMISSION
     WASHINGTON,  D.C.  20549


     FORM  10-KSB

     ANNUAL  REPORT  UNDER  SECTION  13  OR  15(D)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                          COMMISSION FILE NO. 1-13830


     TELESOFT  CORP.
     (Name  of  Small  Business  Issuer  as  specified  in  its  charter)
     ARIZONA                             86-0431009
     (State  of  Incorporation)          (IRS  Employer  Identification  No.)

     3443  NORTH  CENTRAL  AVENUE  #1800
     PHOENIX,  ARIZONA          85012
     (Address  of  principal  executive  offices)          (Zip  Code)

     ISSUER'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (602)  308-2100

     SECURITIES  REGISTERED  UNDER  SECTION  12(B)  OF  THE  EXCHANGE  ACT:

     Title  of  Class          Name  of  each  exchange  on  which  registered
     ----------------          -----------------------------------------------

     COMMON  STOCK,  NO  PAR  VALUE          PACIFIC  STOCK  EXCHANGE,  INC.


     SECURITIES  REGISTERED  UNDER  SECTION 12(G) OF THE EXCHANGE ACT :   NONE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES            X      NO
          -----------

Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  of  this  Form  10-KSB              X
                                       ---------

  Issuer's revenues from continuing operations for its most recent fiscal year were $28,250,373.

As of January 29, 1999, the number of shares of Common Stock outstanding was 3,711,500 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Issuer was approximately $8,080,000.

     PART  I
ITEM  1.    DESCRIPTION  OF  BUSINESS.

GENERAL

     Telesoft Corp. (the "Company" or "Telesoft") provides telecommunications billing and customer care solutions to educational institutions, corporations and government agencies. The Company offers the following integrated hardware and proprietary software systems and services: the STS Outsourcing Program, Customized Billing Outsourcing Services, TelMaster Telemanagement System, Distribution Control System ("DCS") and RATEX Bookstore Solution.

HISTORICAL  HIGHLIGHTS

     The Company was incorporated in Arizona in May 1982. From 1982 to 1986 the Company focused primarily on its DCS product line. In 1986, the Company began to shift its focus to developing and marketing proprietary software and integrated systems to serve the long distance telecommunications and data management and call processing needs of the university and college market. In April 1996, the Company acquired Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet"), an Arizona-based internet service provider, to deploy a nationwide ATM network to sell high-speed connectivity to high-bandwidth users. In January 1998, the Company sold its GoodNet subsidiary. See "Management's Discussion and Analysis of Financial Condition and results of Operations - Discontinued Operations". The Company's executive offices are located at 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012, and its telephone number is (602) 308-2100.

     The Company's products and services are broken down in the following product lines for financial reporting purposes:

(1)  STS  Outsourcing  Program
(2)  Customized  Billing  Outsourcing  Services
(3)  System  Sales  and  Maintenance
     (a)  Telecommunication's  Management  System  ("TMS")  and  TelMaster
     (b)  RATEX  Bookstore  Solution
     (c)  Distribution  Control  System  ("DCS")
     (d)  Software  and  Hardware  Recurring  Maintenance  Revenue

     Through GoodNet, its former 71% owned subsidiary which was acquired in April 1996, Telesoft became a national service provider offering high capacity data communication to the Internet for high-bandwidth users including Internet Service Providers, universities and colleges, large landlords, Regional Bell Operating Companies ("RBOCs"), cable television operators and value added
resellers.    In  January  1998,  the  Company  sold  GoodNet  to  WinStar
Communications,  Inc.    ("WinStar")

PRODUCTS  AND  SERVICES

             STUDENT TELEPHONE SERVICES (STS) OUTSOURCING PROGRAM


     The Company provides an outsourcing program to universities and colleges to establish long distance resale programs to residence hall students, off-campus students, administrative staff and faculty. Through its Student Telephone Services Outsourcing Program ("STS Program"), the Company offers a complete billing solution which includes the following services: (1) production and distribution of marketing literature for the program, (2) on-site solicitation and registration of program participants, (3) installation of hardware and billing software, (4) collection, costing and processing of long-distance billing data, (5) production and distribution of individual bills, (6) on-site or remote customer service center, (7) management of accounts receivable and collections, (8) clearing-house services for the various suppliers involved with the program, and (9) financial reporting services to the university or college on the performance of the program.

     In August 1994, the Company began to offer such service to off-campus residents through its SunDial Program ("SunDial Program"). The SunDial Program is an integrated hardware and proprietary software system, which extends the STS Program services and advantages to off-campus students. The SunDial Program allows STS subscribers to place long distance calls from off-campus housing using a local number for long distance service from local area dwellings or using toll-free access dialing for long distance service anywhere in the United States at competitive rates. The SunDial Program also enables STS subscribers to continue to use the Program after graduation. The SunDial Program uses Telesoft's proprietary software and Motorola hardware specially adapted for this software application.

     Telesoft markets these programs through alliances developed with RBOCs and interexchange carriers such as NYNEX, Bell Atlantic, MCI WorldCom and AT&T.

     Telesoft administers and operates its STS Program on a turnkey basis on 74 university and college campuses of various sizes including Rutgers College, the University of Southern California, the University of Delaware, Smith College and Indiana University.

     Telesoft  has  sold  the  system,  software  and  services  required  to administer the STS Program to approximately 50 campuses of various sizes nationwide, including Yale University, State University of New York at Oswego, Case Western Reserve University, the University of Oklahoma, Auburn University, Fairfield University and George Mason University. Once a sale is consummated, the Company maintains and services the hardware and software under renewable one-year maintenance contracts.

                    CUSTOMIZED BILLING OUTSOURCING SERVICES

     The Company has concentrated its marketing efforts on the provision of customized billing outsourcing applications to Fortune 1000 companies and governmental agencies in conjunction with large interexchange carriers and RBOCs. In the first quarter of 1999, the Company secured a customized billing service contract for approximately 30,000 Qwest Talk subscribers nationwide. Under the terms of the contract, the Company will handle billing and customer service and provide marketing assistance for their Talk series of products. The Company also provides customized billing services for Blue Cross & Blue Shield of Massachusetts and the Commonwealth of Massachusetts.

     During fiscal 1998, the Company received authorization to proceed with the implementation of a convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. This service contract is valued at approximately $7 million over ten years.

                         SYSTEM SALES AND MAINTENANCE


     The Company offers the following integrated hardware and proprietary software systems and services: the Telecommunications Management System, TelMaster, the RATEX Bookstore Solution, and the Distribution Control System.

     Telecommunications  Management  System  and  TelMaster.    The
Telecommunications Management System ("TMS") is a proprietary text-based software solution used by universities, Fortune 1000 companies and the health care and governmental agency markets to manage telephony data for billing and ad-hoc reporting purposes. TMS is comprised of a series of software modules and is typically sold in a package including hardware, software, installation, training and on-going hardware and software maintenance.

     TelMaster is Telesoft's third generation telemanagement system. Based on graphical user interface technology, this product was released in the fourth quarter of 1996 and was installed at SUNY Oswego and GE Medical. During 1998, TelMaster installations included Auburn University, Duquesne Light, Loma Linda
University,  and  Tulane  University  Medical  Center.    Select  TelMaster
web-enabled modules were released in the fourth quarter of 1998 with additional releases scheduled for the first and second quarters of 1999.

     In addition to its extensive higher education customer base, the Company currently services customers such as GTE Internetworking, Pennsylvania State Geisinger Health Systems, Los Angeles County Public Works and St. Luke's Roosevelt Hospital in New York. Telesoft also provides telecommunications data management services and software for Bell of Pennsylvania and Pacific Bell Corp.

     RATEX Bookstore Solution. In March 1995, the Company acquired the RATEX line of software and related assets. RATEX is a software program designed for university bookstores to track merchandise through the ordering cycle to the point of sale. The RATEX product line includes software modules for merchandise and inventory management, buyer information, financial and accounting, point of sale and scanning for management acceptance of credit/debit cards, mail order and general merchandise management application. RATEX systems have been installed in over 60 universities in North America, including Cornell University, Stanford University and the University of Illinois-Chicago.

     Distribution Control System. The Company has offered the Distribution Control System ("DCS") since 1982. DCS is an automated control solution for the wholesale distribution industry. The Company includes extensive on-site training and maintenance services as part of its DCS package. The fully integrated software package has a modular design, which includes applications for sales order processing, inventory control, accounts receivable and sales
analysis.    DCS  is  typically  installed  on  a  Motorola  Unix  server.

COMPETITION

     The telecommunications industry is highly competitive and subject to rapid technological change. Failure to keep pace with technological advances could adversely affect the Company's competitive position and future prospects. In order to maintain or improve its position, the Company must continue to enhance its current products and develop new products and services in a timely fashion.

     In connection with its STS Program, the Company competes with AT&T, which provides long distance telephone service on a resale basis and offers long distance billing services to universities. The Company also competes with MCI WorldCom, Sprint and other long distance providers which market long distance services to the public and directly to college campuses.

     In connection with its telemanagement system division, the Company competes with Telco Research Corporation, IntegraTRAK Inc., Stonehouse & Company and ISI Infortext, all of which provide telemanagement systems and services to the university, health care, government and general business markets.

     In connection with its RATEX product line, the Company competes with large book wholesalers, such as Nebraska Book Company and Missouri Books Systems, which provide management systems to universities and college bookstores.

     The Company believes that the factors for its success include quality, technical capability, reliability, price and promptness of performance. While the Company has competed successfully against the foregoing companies, most, if not all, of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and human and other resources than the Company. Most, if not all, of these companies have greater name recognition and a larger installed base than the Company. The Company's competitors could, in the future, introduce products and services with more features and lower prices than the Company's product and service offerings. These companies also could fund existing or new products and services with other products or services to compete with the Company. While the Company has operated successfully against such competition in the past, there can be no assurance that it will be able to do so in the future.


MAJOR  CUSTOMERS  AND  SUPPLIERS

     A significant portion of the Company's long-distance telecommunications services are provided by MCI WorldCom Inc. Although the Company is dependent upon this supplier, management believes comparable suppliers are available.

     During the fiscal years ended November 30, 1998 and 1997, the Company did not have any customers that accounted for greater than 10% of its revenues.

SALES  AND  MARKETING

     The Company's sales staff consists of fifteen people who are responsible for all of the Company's marketing and sales efforts. The Company has agreements with certain of its key sales personnel, which contain confidentiality provisions, and prohibits such persons from competing with the Company within certain territories during the term of their employment and for a period of six months thereafter. Sales personnel are paid on both a salary and commission basis. The Company's executive officers also devote a substantial amount of their time to developing and maintaining personal relationships with the Company's customers and with prospective new customers.

RESEARCH  AND  DEVELOPMENT

     The Company conducts an active and ongoing research and development program that focuses on developing new and improved software products, and particularly those that are compatible with or enhance existing programs. Research and development costs for the fiscal years ended November 30, 1998 and 1997 were $622,000 and $414,000, respectively. These costs have been expensed during their respective fiscal years. Research and development costs have a current run-rate of approximately $850,000 and are expected to reach $1 million for 1999.

REGULATION

     The Company's business is subject to various federal and state regulations. Commencement of new services frequently requires licenses from public utilities commissions. There is no assurance that the Company or its customers, if required, will be successful in their efforts to obtain necessary licenses or regulatory approvals. The Company's inability to secure any necessary licenses or approvals could have a material adverse effect on its business. In addition to specific regulations, the Company is subject to all federal, state and local rules and regulations imposed upon businesses generally. The cost of regulatory compliance is an additional cost of doing business for the Company. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

WARRANTIES

     The Company offers a 90-day warranty on hardware and software and an extended warranty program in connection with the Company's service and maintenance programs. The Company has not had any material claims made under its warranty program.

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

     The Company has not obtained trademark or trade name registration on the use of the names "Student Telephone Services," "STS Service Bureau," "SunDial Program," "RATEX", "DCS" or "Sunbelt Business Computers." The Company is in the process of investigating the feasibility and protection which might be afforded by registration of these names, or as trademarks or trade names on a national, regional or local basis.

BACKLOG

     Backlog is not material to the Company's business since it ships and installs its software and systems promptly upon receipt of customers' orders. While the Company does tend to experience higher installation activity on university campuses during the summer months, it has not historically had problems installing its products and performing its services in a timely fashion.

EMPLOYEES

     As of January 31, 1999, the Company had 122 full-time employees, four of which are in executive positions, 15 are engaged in sales and marketing, 14 are in software development and system management, 37 are in customer service and the balance are in various support positions. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

ITEM  2.    DESCRIPTION  OF  PROPERTY.


     During fiscal 1997, the Company leased 13,500 square feet of office space in Phoenix, Arizona, from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of this verbal month to month lease were approximately $55,800 and $84,000 for 1998 and 1997. The Company vacated this space in January 1998 and signed a ten-year lease for approximately 15,000 square feet of office space in
Phoenix, Arizona. The Company's obligation under the terms of this lease agreement was approximately $346,000 and $130,000 for the fiscal years ended November 30, 1998 and 1997, respectively.

     The Company leases 2,200 square feet in Fort Washington, Pennsylvania, which houses its RATEX operations. This lease agreement expires in May 2001. The Company's obligations under the terms of its Fort Washington office lease were approximately $43,000 and $32,000 for 1998 and 1997, respectively.

     The Company leases office space in Tempe, Arizona, which was used for GoodNet headquarters prior to its acquisition by the Company in April 1996. This lease agreement expires in March 2000. The Company is currently subleasing this space under terms similar to the Company's obligation for this lease, which was $33,300 and $7,500 for the fiscal years ended November 30, 1998 and 1997, respectively.

ITEM  3.    LEGAL  PROCEEDINGS.

     The Company is not involved as a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business, none of which, in the opinion of the Company's management, are individually or collectively material to the Company's business.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

     PART  II

ITEM  5.          MARKET  FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS.

     The following table sets forth, for the fiscal periods shown, representative high and low bid prices of the Company's Common Stock as reported by the Nasdaq SmallCap Market. The prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.




YEAR ENDED NOVEMBER 30, 1998    LOW      HIGH
----------------------------  --------  ------
 First Quarter . . . . . . .  $2 21/32  $5 1/8
 Second Quarter. . . . . . .         4       5
 Third Quarter . . . . . . .     3 3/8       6
 Fourth Quarter. . . . . . .    3 9/16       5






 YEAR ENDED NOVEMBER 30, 1997   LOW     HIGH
-----------------------------  ------  ------
 First Quarter  . . . . . . .  $2 3/8  $    6
 Second Quarter . . . . . . .       3       6
 Third Quarter. . . . . . . .   2 3/8   4 5/8
 Fourth Quarter . . . . . . .       2   4 3/8




     As of January 19, 1999, there were 582 holders of record of the Common Stock of the Company. Although the Company has no limitations or restrictions on declaring dividends, the Company has not declared or paid dividends on its Common Stock and does not expect to declare or pay dividends in fiscal 1999.


ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALY-SIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS.

FORWARD  LOOKING  INFORMATION

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

BACKGROUND

     The Company began as a value-added reseller in the wholesale distribution of accounting software (Distribution Control Systems) in 1982. During the fiscal year ended November 30, 1998, the Company derived approximately 76% of its revenues from continuing operations from its STS Outsourcing Program. The balance of revenues were derived from hardware, software, maintenance and other services in the university, Fortune 1000, governmental and wholesale distribution markets.

     The Company has adapted to fast-paced market changes by shifting its resources from providing generic or general system hardware and software to providing a full range of services in its specialty niches. The Company is continuously developing new products and services to maintain and expand its market share.

SELECTED  FINANCIAL  DATA

     The following selected financial data are derived from the Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, for the years ended November 30, 1998 and 1997. Such selected financial data should be read in conjunction with the Company's financial statements and related notes set forth in Item 7 herein.




                                       Years Ended November 30,
                                      --------------------------
STATEMENT OF OPERATIONS DATA (1):. .                       1998           1997
                                      --------------------------  -------------

   Net revenues. . . . . . . . . . .  $              28,250,373     22,593,450
   Cost of sales . . . . . . . . . .                (18,033,402)   (14,330,388)
                                      --------------------------  -------------
   Gross profit. . . . . . . . . . .                 10,216,971      8,263,062
   Income from operations. . . . . .                  1,544,157        561,191
   Other income. . . . . . . . . . .                    332,012        163,094
   Income from continuing operations                  1,089,578        402,985
   Diluted Earnings per share- . . .  $                    . 28   $       . 11
       continuing operations
   Weighted average number of. . . .                  3,888,033      3,830,698
       shares outstanding-Diluted

                              Years Ended November 30,




                                      1998         1997
                               -----------  -----------

BALANCE SHEET DATA:
   Cash and Investments . . .  $17,677,008  $ 3,821,784
   Working capital. . . . . .   16,970,488    4,080,013
   Total assets . . . . . . .   27,620,329   17,640,850
   Short-term debt. . . . . .            -       90,523
   Long-term debt . . . . . .            -      371,551
   Total stockholders' equity   18,395,164    8,906,507


(1)      Figures for 1998 and 1997 reflect results from continuing operations.



RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  FISCAL  YEARS  ENDED  NOVEMBER 30, 1998 AND 1997
(in  thousands  except  per  share  items)

                              Year  Ended  November  30,  1998       Year  Ended  November  30,  1997
                              --------------------------------       --------------------------------

                                       System   Custom                      System   Custom
                             STS       Sales    Billing   Total    STS      Sales    Billing   Total

Sales, Net. . . . . . . . .  $21,461   $ 5,570  $  1,219  $28,250  $17,430  $4,198   $    965  $22,593
Cost of Sales . . . . . . .   16,504     1,529         -   18,033   13,288   1,042          -   14,330
                             --------  -------  --------  -------  -------  -------  --------  -------
Gross Profit. . . . . . . .    4,957     4,041     1,219   10,217    4,142   3,156        965    8,263
                             --------  -------  --------  -------  -------  -------  --------  -------
General and Administrative
   Expenses:
General . . . . . . . . . .    3,366     3,455       696    7,517    3,387   3,177        210    6,774
Depreciation. . . . . . . .      190       109         -      299      125     202          -      327
Amortization. . . . . . . .        -         2         -        2        -       8          -        8
Bad Debt. . . . . . . . . .      332        94         3      429      197       1          -      198
Corporate Allocations:
General . . . . . . . . . .      177        47        16      240      127     127          8      262
Depreciation. . . . . . . .      137        37        12      186       45      88          -      133
                             --------  -------  --------  -------  -------  -------  --------  -------
                               4,202     3,744       727    8,673    3,881   3,603        218    7,702
                             --------  -------  --------  -------  -------  -------  --------  -------

Operating Income (Loss) . .      755       297       492    1,544      261    (447)       747      561
Other Income. . . . . . . .                                   332                                  163
                                                         --------                              -------

Pretax Income . . . . . . .                                 1,876                                  724
Income Tax Provision. . . .                                  (786)                                (321)
                                                         --------                              -------
Income from Continuing                                    $ 1,090                              $   403
  Operations                                             ========                              =======

Diluted Earnings per
  Share-Continuing
  Operations. . . . . . . .                               $  0.28                              $  0.11
                                                         ========                              =======

RESULTS  OF  OPERATIONS  FOR THE FISCAL YEARS ENDED NOVEMBER 30, 1998 AND 1997

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 25% to $28,250,373 for the fiscal year ended November 30, 1998, compared to $22,593,450 for the fiscal year ended November 30, 1997. The Company's revenue is derived from three principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, and Customized Billing Outsourcing Services.

       STS Program revenues were $21,461,885 for the fiscal year ended November 30, 1998 compared to $17,430,383 for the fiscal year ended November 30, 1997, an increase of 23.1%. A substantial portion of this increase was due to the implementation of service at Rutgers University and the conversion of the University of Southern California from the Company's Customized Billing Service to the STS Program during the fourth quarter of fiscal 1997. The addition of these universities increased the Company's revenues by approximately $1,555,000 and $916,000, respectively, during fiscal 1998. The addition of eleven new universities during fiscal 1998 represented approximately $2,410,000 in STS Program revenues. These increases were offset by the termination of service at nine primarily smaller universities, which contributed approximately $1,711,000 in revenues during fiscal 1997 and $1,094,000 in revenues during fiscal 1998.

     Revenues from System Sales and Maintenance were $5,569,733 for the fiscal year ended November 30, 1998 compared to $4,197,480 for the fiscal year ended
November  30,  1997,  an  increase  of  32.7%.    This  increase  was  mainly
attributable to increased sales from the Company's RATEX product, which had a $1.3 million revenue increase from fiscal 1997 to 1998. For the fiscal years ended November 30, 1998 and 1997, revenues from Customized Billing Outsourcing Services were approximately $1,219,000 and $965,000, respectively. This increase was due to the development of customized billing services for two primary customers, offset by the conversion of the University of Southern California to an STS Program customer.

     Total gross profit increased by 23.6% to $10,216,971 for the fiscal year ended November 30, 1998, compared to $8,263,062 for the fiscal year ended November 30, 1997. Cost of goods sold was approximately 76.9% of STS revenues for the fiscal year ended November 30, 1998, compared with 76.2% for the fiscal year ended November 30, 1997. Cost of goods sold as a percentage of system sale/maintenance revenues was approximately 27.5% for the fiscal year ended November 30, 1998 compared with 24.8% for the fiscal year ended November 30, 1997. This increase was due to a higher percentage of system sales revenues during fiscal 1998, which have a lower gross profit rate than maintenance revenues.

     General and administrative expenses increased by 12.6%, or $970,943, in fiscal 1998 to $8,672,814 from $7,701,871 in fiscal 1997. Salaries and recruitment expenses increased approximately $700,000 from fiscal 1997 to fiscal 1998. This is a result of increased personnel hired for product development and sales and marketing. Bad debt was approximately $227,000 higher in fiscal 1998 due to additional allowances for doubtful accounts taken against revenues from terminated universities. Research and development costs for the fiscal years ended November 30, 1998 and 1997 were $622,000 and $414,000, respectively. These costs have been expensed during their respective fiscal years. Research and development expenses are expected to increase to approximately $1 million for 1999. Operating expenses as a percentage of revenue decreased to 30.7% for the fiscal year ended November 30, 1998, compared to 34.1% for the fiscal year ended November 30, 1997.

     The provision for income taxes was $786,591 and $321,300 for the fiscal years ended November 30, 1998 and 1997, respectively. This represents 42% and 44% of income before provision for income taxes for fiscal 1998 and 1997, respectively. This percentage decrease is partially attributable to increased interest from tax-free investments and increased state income taxes.

     Income from continuing operations increased to $1,089,578 in fiscal 1998 from $402,985 in fiscal 1997. This is primarily attributable to approximately $297,000 of operating income from the Company's System Sales division resulting from increased System Sales revenue versus a $447,000 operating loss in fiscal 1997.

DISCONTINUED  OPERATIONS

     Effective January 12, 1998, the Company, together with the minority shareholders of GoodNet, entered into an agreement with WinStar Communications, Inc. ("WinStar") to sell the Company's Internet services subsidiary for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of WinStar (NASDAQ: WCII) having an aggregate market value of approximately $18.5 million.

     Under  the  terms  of  the  agreement, the Company received approximately
$3,500,000 in cash plus 479,387 shares of WinStar restricted common stock, which had an aggregate fair market value of approximately $13.9 million as of the close of business on January 12, 1998. After commissions and related legal expenses, the Company realized an approximate $13.2 million pretax gain on the sale in the first quarter of fiscal 1998. Additionally, the Company received $235,000 in cash to offset GoodNet's net cash disbursements from December 12, 1997 through the date of the sale.

The Company accounts for its investment in WinStar as an available-for-sale equity security, which accordingly is carried at market value. 400,000 of the WinStar shares were sold in November, 1998 resulting in net proceeds, before taxes, of approximately $11,970,000. As of November 30, 1998, pursuant to a hedging strategy implemented by the Company during 1998, 31,448 of the remaining WinStar shares are hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of WinStar stock decline while allowing for limited upside participation should the stock price rise. The call option is secured by shares of WinStar stock held by the Company. Subsequent to November 30, 1998, the Company sold 47,939 shares of WinStar stock for $1,733,382. This amount will be retained in escrow through the end of 1999 pursuant to the terms of an escrow agreement among the Company, GoodNet, the minority shareholders of GoodNet, and the escrow agent.

As a result of the sale of GoodNet, the Company may be vacating a portion of its office space in Phoenix, Arizona during the year ending November 30, 1999. As a result, the Company will have to take steps to sublease the vacated space or pay an early termination fee approximated at $300,000. This amount has been included in accounts payable and accrued liabilities in the accompanying financial statements.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents increased to $7,740,219 at November 30, 1998 from $1,621,784 at November 30, 1997. During the fiscal year ended November 30, 1998, investment securities (excluding WinStar stock) increased by $5,350,000. The Company's cash and investment holdings combined increased by approximately $11,470,000. During fiscal 1998, net cash provided by operating activities of continuing operations provided approximately $2,684,000, a 15.3% increase from fiscal 1997. This increase was offset by an increase of approximately $900,000 in income taxes paid for continuing operations in fiscal 1998. The Company used approximately $600,000 in cash to purchase property and equipment for its continuing operations. The Company received net cash proceeds of approximately $1,406,000 from the sale of its discontinued operations, an additional $11,970,000 upon the sale of 400,000 shares of WinStar stock, and paid $3,866,100 in taxes related to these two transactions.

     Accounts receivable increased to $7,435,184 as of November 30, 1998 from $7,185,435 as of November 30, 1997 ($6,933,089 and $6,544,453, net of
allowance for uncollectibles as of November 30, 1998 and 1997, respectively). Accounts receivable at November 30, 1997, excluding GoodNet related receivables, was $5,877,021. This increase of approximately $1,558,000 was primarily attributable to the increase in STS Program revenue. Accounts receivable from students at STS Program universities that began service during fiscal 1998 were approximately $1,154,000 as of November 30, 1998.

     The Company's deferred tax asset decreased to $43,700 as of November 30, 1998 from $990,700 as of November 30, 1997. This decrease was primarily due to the sale of GoodNet, but was offset by an approximate $457,000 deferred tax asset attributable to an Internal Revenue Service ("IRS") examination, which the Company underwent during fiscal 1997. The results of the IRS examination have been recorded as a current liability in the accompanying financial statements, but are currently being appealed. Virtually all of the pending issues are due to timing differences that the Company will be able to utilize in future years should the appeal be unfavorable to the Company. The Company believes that it is more likely than not that it will realize the net deferred tax asset based upon the Company's future profitability. Accordingly, no valuation allowance has been provided.

     Property and equipment before accumulated depreciation decreased to $2,679,829 as of November 30, 1998 from $5,151,229 as of November 30, 1997.
This decrease was primarily due to the sale of GoodNet, which had approximately $2,916,000 in unamortized property and equipment as of November 30, 1997. The decrease from the sale of GoodNet was offset by an increase of approximately $445,000 in property and equipment for continuing operations. This was due to the purchase of approximately $70,000 in STS Program equipment to support growth, the purchase of approximately $420,000 in furniture, fixtures, and leasehold improvements as a result of the Company's relocation of its office facilities, less approximately $120,000 in furniture and fixtures sold and $30,000 in leasehold improvements from the old office facilities that were retired.

     Accounts payable and accrued liabilities ("payables") increased to $8,208,584 as of November 30, 1998 from $6,632,968 as of November 30, 1997.
Excluding GoodNet related payables of approximately $1,382,000 payable at November 30, 1997, payables at November 30, 1997 were approximately $5,251,000, resulting in a $2,958,000 increase in payables for continuing
operations.    STS  Program  payables  relating  to  new  universities  were approximately $1,770,000 at November 30, 1998, and there was an approximate $720,000 increase in costs from continuing universities accrued as of November 30, 1998. Also included in the November 30, 1998 payables was $300,000 in estimated lease termination expenses accrued upon the sale of GoodNet.

     Deferred revenue decreased to $742,242 as of November 30, 1998 from $1,245,806 as of November 30, 1997. This decrease was due to the sale of GoodNet, which had approximately $585,000 in deferred revenue at November 30, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At November 30, 1998, the Company had cash of $7,740,219 and investment securities of $9,936,789. Included within investment securities are 79,387 shares of WinStar stock with a fair market value of $2,474,089. The Company believes that present cash reserves available, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

FUTURE  EXPECTATIONS

     STS revenues are projected to increase by approximately 5% from fiscal 1998 levels during the fiscal year ending November 30, 1999. The Company expects that this increase will be due to accounts added during the fourth quarter of fiscal 1998. However, there can be no assurance that revenues will increase as expected.

     The Company expects revenues from Customized Billing Services to increase based upon existing proposals outstanding. However, it is not possible to ascertain the amount of such increase until actual contracts are in place.

     The Company had experienced delays in the release and installation of certain modules of TelMaster, the "Client/Server" and "Graphical User Interface" environment version of the Company's existing text based telemanagement software modules. The TelMaster system began full product release in January 1998 and the Company expects to sell and install increasing numbers of TelMaster systems in fiscal 1999. However, there can be no assurance that this will happen.

     It is anticipated that the cost of human resources for continuing operations will increase by 5%-10% as the Company increases its employee base to expand its products, services and market penetration. This increase will ensure adequate research and development, and sales and support for anticipated short and long-term growth.

ACCOUNTING  PRONOUNCEMENTS
     Statement  of  Financial  Accounting  Standards  No.  130,  Reporting
                                                                 ---------
Comprehensive  Income,  ("SFAS  130")  issued  by  the  Financial  Accounting
          -----------
Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have a material effect, if any, on its financial position or results of operations.
     Statement  of  Financial  Accounting Standards No. 131, Disclosures about
                                                             -----------------
Segments  of an Enterprise and Related Information, ("SFAS 131") issued by the
  ------------------------------------------------
FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect, if any, on its financial position or results of operations.
     Statement  of  Position  97-2  Software  Revenue  Recognition, (SOP 97-2)
                                    ------------------------------
issued by the AICPA's Accounting Standards Executive Committee, is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or other wise marketing computer software. The Company does not expect adoption of SOP 97-2 to have a material effect, if any, on its financial position or results of operations.
     Statement  of  Financial  Accounting  Standards  No.  132,  Employers'
                                                                 ----------
Disclosures  About  Pensions  and  Other Postretirement Benefits, ("SFAS 132")
         -------------------------------------------------------
issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company does not expect adoption of SFAS 132 to have a material effect, if any, on its financial position or results of operations.
Statement of Financial Accounting Standards No. 133, Accounting for Derivative
                                                     -------------------------
Instruments  and  Hedging  Activities,  ("SFAS  133")  issued  by  the FASB is
-------------------------------------
effective  for financial statements with fiscal years ending June 15, 1999 and
-------
later. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect, if any, on its financial position or results of operations.
Statement  of  Financial  Accounting  Standards  No.  134,  Accounting  for
                                                            ---------------
Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans
          --------------------------------------------------------------------
Held  for  Sale  By  A Mortgage Banking Enterprise, ("SFAS 134") issued by the
--------------------------------------------------
FASB  is  effective for financial statements with fiscal years beginning after
---
December  15,  1998.    SFAS  134  amends  SFAS No. 65, Accounting for Certain
-                                                       ----------------------
mortgage  Banking  Activities,  which  establishes  accounting  and  reporting
-     -----------------------
standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations which are substantially similar to the primary operations of a mortgage banking enterprise. The Company does not expect adoption of SFAS 134 to have a material effect, if any, on its financial position or results of operations.

YEAR  2000  COMPUTER  ISSUES
     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's internal systems as well as its software and applications are designed to be Year 2000 compliant, there can be no assurance that such systems and software contain all necessary date code changes.
The Company is conducting an assessment of its information technology ("IT") systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of the work required, if any, to make any material internal systems Year 2000 compliant. This assessment is expected to be completed by the end of the second quarter of 1999. The Company's material internal IT systems consist principally of human resources and sales force automation application software created by third parties, plus internally developed project accounting software applications. The Company also expects that each of these third party applications will be upgraded, as well as tested by the Company for Year 2000 compliance by the end of the second quarter of 1999. The Company's internally developed applications are also expected to be Year 2000 compliant by the end of the second quarter of 1999. The Company's is conducting an assessment of its computer hardware platforms and operating systems, principally servers and collection devises with manufacturers and the Company expects to have completed testing by the end of 1999.

Based on currently available information, the Company believes the expense associated with these efforts will be immaterial and has provided for the enhancement of these systems in its operating and capital budgets for the current fiscal year. However, if compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

     In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines, among others. The Company is currently obtaining assurances from its landlords and material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company. Although the Company's principal service offerings do not include Year 2000 remediation services, former, present and future clients could assert that certain services performed by the Company involved or are related to the Year 2000 issue. The Company has recommended, implemented and customized various third-party software packages for its clients, certain of which may not be Year 2000 compliant. Because the Company has designed, developed and implemented software and systems for a large number of clients since 1982, there can be no way of assuring that all such software programs and systems will be Year 2000 compliant. In particular, the Company's solution delivery methodology, in many cases, empowers clients to maintain, alter and upgrade systems after the completion of an engagement. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software analyzed, designed, developed, or implemented by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, the resolution of such claims (and the associated defense costs) could have a material adverse effect on the Company.



SEASONALITY

     The Company generally completes the sale of the majority of STS Program system installations in the university market during the spring and early summer months. The implementation and installation of these systems and services typically occurs during the summer months. Revenues derived from STS Programs begin in the fall and weaken during winter holiday and the summer months when students are on vacation. As a result, the Company's revenues have consistently been highest during the second and fourth quarters.


ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DIS-CLOSURE.

     In January 1997, the Company, acting at the direction of its Board of Directors, informed Semple & Cooper, PLC, that it desired to obtain proposals for its November 30, 1996 audit from a national accounting firm. In February 1997, the Company selected Coopers & Lybrand, LLP as its new independent accountants.
     On October 16, 1997, Coopers & Lybrand, LLP informed the Company that they resigned as the Company's independent certified public accountants.
     Coopers & Lybrand, LLP's reports on the Company's financial statements for the year ended November 30, 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or principles. There were no disagreements with Coopers &
Lybrand, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure through Coopers & Lybrand, LLP's issuance of their report in connection with their audit of the Company's financial statements for the year ended November 30, 1996 and through the interim period ended May 31, 1997.
During the quarter ended August 31, 1997, Coopers & Lybrand, LLP ("former accountant") brought the following issues to the attention of the Company's management:
Goodwill GoodNet: the former accountant informed the Company that in order to evaluate the recoverability of goodwill associated with GoodNet, the Company would need to prepare a detailed forecast of GoodNet's projected income and cash flows. Based on the results of this forecast the Company must evaluate whether the asset is expected to be recovered through GoodNet's earnings based on guidance of SFAS 121 "Impairment of Long Lived Assets". If the projected earnings are not sufficient to recover the goodwill, the Company is required to consider whether the asset is impaired as defined by SFAS 121. If the Company determines that the asset is impaired, it is required to reduce the goodwill to its net realizable value. The former accountant did not believe that the Company completed such an analysis, and therefore should consider a write down of a portion of its intangible assets related to GoodNet. It was the opinion of the Company's management, based upon its internal projections, that the Company would be able to recover the goodwill associated with GoodNet. Management believed that a majority of the goodwill associated with GoodNet was derived from its dialup business, which was a profitable line of business.
Deferred Tax Asset: The former accountant informed the Company that deferred tax assets must be evaluated for recoverability in accordance with the provisions of SFAS 109 "Accounting for Income Taxes". In the opinion of the former accountant, the Company has sold 25% of the its interest in GoodNet, and therefore the Company is unable, from the date of sale, to include GoodNet in the consolidated tax return of the Company. The former accountant believes that since GoodNet has no proven prior taxable income and that there is no assurance of sufficient amount of future income, a $653,000 deferred tax asset relating to GoodNet should be reserved for at the end of the quarter ended August 31, 1997. It was the opinion of the Company's management that the Company would utilize the deferred tax asset either through future earnings or by securing additional interest in GoodNet in order to include them in the consolidated  tax  return  of  the  Company.
     On December 15, 1997, the Company, acting at the direction of its Board of Directors, selected BDO Seidman, LLP (BDO), as its new independent certified public accountants. Management did not consult with BDO regarding the above issues prior to engaging them as the new accountants. Management did give the former accountant authorization to discuss the above issues with BDO.
     Due to the subsequent sale of GoodNet at a substantial profit, the above issues identified by the former accountant were not a concern as of November 30, 1997. See "Management's Discussion and Analysis of Financial Condition
and  Results  of  Operations  -  Discontinued  Operations.")
The audit committee did not discuss the above issues with the former accountant.


                                   PART III

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The following sets forth certain information with respect to the Company's directors and executive officers.




                           AGE  POSITION
                           ---  ---------------------------------------------------
NAME
-------------------------
Joseph W. Zerbib. . . . .   63  President, Chief Executive Officer and Director

Thierry E. Zerbib . . . .   37  Vice President-Technologies, Secretary and Director

Brian H. Loeb . . . . . .   37  Vice President-Marketing, Sales and Operations and
                                Director
Michael F. Zerbib(1)(2)..   32  Chief Financial Officer, Treasurer and Director

Cecile Silverman(1)(2) ..   74  Director

Kalvan Swanky (2) . . . .   35  Director



______________________________________

(1)          Member  of  Audit    Committee.
(2)          Member  of  Compensation  Committee.


     Joseph W. Zerbib has been President, Chief Executive Officer and a director of the Company since 1982.

     Thierry E. Zerbib has been Vice President-Technologies, Secretary and a director of the Company since 1982. He holds dual degrees in computer science and math from Tel Aviv University, Israel.

     Brian H. Loeb has been Vice President-Marketing, Sales and Operations since 1982 and a director of the Company since 1992.

     Michael F. Zerbib has been Chief Financial Officer, Treasurer and a director of the Company since 1990. He holds a Bachelor of Science degree in finance and a Master's degree in taxation and financial accounting from Arizona State University. Mr. Zerbib also holds a certification from the
Arizona  State  Board  of  Accountancy.

     Cecile Silverman has been a director of the Company since June 1995. Ms. Silverman is a certified public accountant and has been self employed since 1989. From 1975 to 1989, she was a partner at the firm of Schwartz, Cohen &
Co.    Ms.  Silverman  specializes  in  tax  planning  for  corporations  and individuals, as well as representing clients before various governmental agencies. She graduated from Syracuse University with a degree in accounting.

     Kalvan Swanky has been a director of the Company since June 1995. Since 1986, he has been employed by Storage Technology Corporation ("STC"), which develops, manufactures and distributes computer memory devices. Mr. Swanky has held a number of positions with STC, most recently as Direct Sales Manager for Arizona and Nevada. He received a Bachelor of Science degree from the University of Colorado.

     Joseph W. Zerbib is the father of Thierry E. Zerbib and Michael F. Zerbib and the father-in-law of Brian H. Loeb. Accordingly, Thierry E. Zerbib and Michael F. Zerbib are brothers and Brian H. Loeb is the brother-in-law of Thierry E. Zerbib and Michael F. Zerbib.

BOARD  MEETINGS,  COMMITTEES  AND  COMPENSATION

     During  the  fiscal  year ended November 30, 1998, the Board of Directors
held  four  meetings.    All  directors  attended  these  meetings.

     Audit Committee. The Board of Directors currently maintains an Audit Committee, which currently is composed of Cecile Silverman and Michael Zerbib. The responsibilities of the Audit Committee include, in addition to such other duties as the Board of Directors may specify, (i) receiving reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required, (ii) annually reviewing and examining those matters that relate to a financial and performance audit of the Company's stock option plans, (iii) recommending to the Board of Directors the selection, retention and termination of the Company's independent accountants, (iv) reviewing the professional services, proposed fees and independence of such accountants, and (v) providing for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee held one meeting during the fiscal year ended November 30, 1998.

     Compensation Committee. The Board of Directors currently maintains a Compensation Committee, which currently is composed of Cecile Silverman, Kalvan Swanky, and Michael Zerbib. The responsibilities of the Compensation Committee include, in addition to such other duties as the Board of Directors may specify, (i) reviewing and recommending to the Board of Directors the salaries, compensation and benefits of the Company's executive officers and key employees, (ii) reviewing any related party transactions on an ongoing basis for potential conflicts of interest, and (iii) administering the Company's stock plans. The Compensation Committee held two meetings during the fiscal year ended November 30, 1998.

     The members of the Board of Directors do not receive any cash compensation for serving as directors. However, the Company may reimburse the independent directors for their reasonable out-of-pocket expenses in connection with their attendance at meetings. In April 1996, the Company granted immediately exercisable options to purchase 1,000 shares of Common Stock to each of Ms. Silverman and Mr. Swanky. The options are exercisable at a price of $4.75 per share through April 2001 and were not granted pursuant to any stock option plan. In October 1997, the Company granted each of Ms. Silverman and Mr. Swanky immediately exercisable options to purchase 1,000 shares of Common Stock at a price of $2-15/16 per share through October 2002. These options also were not granted pursuant to any stock option plan.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Exchange Act, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended November 30, 1998.

ITEM  10.          EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals and group for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 1998, 1997, and 1996.




                                                                                         LONG TERM COMPENSATION (1)
                                                                                         ----------------------------------------
                                                     ANNUAL COMPENSATION                  AWARDS                     PAYOUTS
                                                     ----------------------------------   -------------------  ------------------


                                                                                OTHER               SECURITIES          ALL
                                                                                ANNUAL   RESTRICTED UNDERLYING          OTHER
NAME AND. . . . . . . .                                                         COMPEN   STOCK      OPTIONS/   LTIP     COMPEN-
PRINCIPAL POSITION. . .  YEAR                        SALARY(2)     BONUS        -SATION  AWARDS     SARS       PAYOUTS  SATION
-----------------------  --------------------------  ------------  -----------  -------  -------    ------     -------  ------

Joseph W. Zerbib. . . .                        1998  $    144,000  $   150,000      -0-      -0-       -0-         -0-     -0-
President and Chief                            1997  $    144,000          -0-      -0-      -0-    26,000         -0-     -0-
Executive Officer . . .                        1996  $    108,000          -0-      -0-      -0-    26,000         -0-     -0-


Thierry E. Zerbib . . .                        1998  $    144,000  $   150,000      -0-      -0-       -0-         -0-     -0-
Vice President -. . . .                        1997  $    144,000          -0-      -0-      -0-    26,000         -0-     -0-
Technologies and. . . .                        1996  $    126,000          -0-      -0-      -0-    21,000         -0-     -0-
 Secretary
-----------------------

Michael F. Zerbib . . .                        1998  $    144,000  $   150,000      -0-      -0-       -0-         -0-     -0-
Chief Financial Officer                        1997  $    104,000          -0-      -0-      -0-    26,000         -0-     -0-
and Treasurer . . . . .                        1996  $    100,000          -0-      -0-      -0-    28,000         -0-     -0-


Brian H. Loeb . . . . .                        1998  $    144,000  $   150,000      -0-      -0-       -0-         -0-     -0-
Vice President -. . . .                        1997  $    144,000          -0-      -0-      -0-    26,000         -0-     -0-
Marketing, Sales and. .                        1996  $    126,000          -0-      -0-      -0-    21,000         -0-     -0-
Operations
-----------------------



(1)      See "Security Ownership of Certain Beneficial Owners and Management" below for additional information on options which  were  granted  to  these  four  officers.




(2)          The  Company extended one-year employment agreements to Joseph W.
Zerbib,  Thierry  E.  Zerbib,  Brian  H.  Loeb  and  Michael  F.  Zerbib.

OPTION  GRANTS  IN  FISCAL  1998

     There  were  no  options  granted  to  officers  during  fiscal  1998.


OPTION  EXERCISES  IN  FISCAL  1998

     There were no exercises of outstanding stock options by officers in fiscal 1998.

STOCK  OPTION  AND  RESTRICTED  STOCK  PLANS

     1995 and 1996 Incentive Stock Option Plans. The Board of Directors adopted the 1995 Incentive Stock Option Plan ("1995 ISO Plan") on February 1, 1995 and the 1996 Incentive Stock Option Plan ("1996 ISO Plan") and, together with the 1995 ISO Plan, the ("Plans") on April 15, 1996. The Plans subsequently were approved by the shareholders. The terms and conditions of the Plans are substantively similar.

     There are 264,000 shares authorized for grant under the 1995 ISO Plan. As of November 30, 1997, options to purchase 264,000 shares of Common Stock were outstanding under the 1995 ISO Plan, which includes options to purchase
(i) 164,000 shares currently held by executive officers at an exercise price of $6.60 per share and (ii) 100,000 shares currently held by certain employees of the Company at an exercise price of $6.00 per share. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant.

     There are 260,000 shares authorized for grant under the 1996 ISO Plan. As of November 30, 1997, options to purchase 237,400 shares of Common Stock were outstanding under the 1996 ISO Plan, which includes options to purchase
(i) 96,000 shares currently held by executive officers at exercise prices ranging from $3.30 to $5.23 per share and (ii) 141,400 shares currently held by certain employees of the Company at exercise prices ranging from $3.00 to $4.75 per share. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant.

     Each of the Plans authorizes the Company to grant to key employees both incentive options and non-qualified options. Incentive options are qualified options under the Internal Revenue Code. The objectives of the Plans are to provide incentives to key employees to achieve financial results aimed at increasing stockholder value and attracting talented individuals to the Company. Persons eligible to participate in the Plans will be those employees of the Company whose performance, in the judgment of the Compensation
Committee,  can  have  significant  effect  on  the  success  of  the Company.

     The Plans are administered by the Compensation Committee, which has the authority to interpret their provisions, to establish and amend rules for their administration, to determine the types and amounts of awards to be made pursuant to the Plans, subject to the Plans' limitations, and to approve recommendations made by management of the Company as to who should receive awards.

     Incentive stock options may be granted under the Plans for terms of up to ten years and at an exercise price at least equal to 100% of the fair market value of the Common Stock as of the date of grant, and 85% of the fair market value in the case of non-statutory options, except that incentive options granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporation must have an exercise price at least equal to 110% of the fair market value of the Common Stock on the date of grant. The aggregate fair market value, determined as of the time an incentive stock option is granted, of the Common Stock with respect to which incentive stock options are exercisable by an employee for the first time during any calendar year shall not exceed $100,000. There is no aggregate dollar limitation on the amount of non-statutory stock options which may be exercisable for the first time by an employee during any calendar year. Payment of the exercise price is to be in cash, although the Compensation Committee may, in its discretion, allow payment in the form of shares of the Common Stock under certain circumstances. Any option granted under the Plans will expire at the time fixed by the Committee, which will not be more than ten years after the date it is granted. Any employee receiving a grant must remain continuously employed by the Company for a period of twelve months after the date of the grant, as a condition to the exercise of the option. The Compensation Committee may also specify when all or part of an option becomes exercisable, but in the absence of such specification, the option will ordinarily be exercisable in whole or part at any time during its term. In addition, optionees who are directors or executive officers of the Company may not exercise any portion of an option within six months of the date of grant. Subject to the foregoing, the Compensation Committee may accelerate the exercisability of any option in its discretion.

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

     1997 Performance Equity Plan. ("1997 Plan") On October 2, 1997, the Board of Directors adopted the 1997 Plan. On May 15, 1998, the Board of Directors amended the 1997 Plan. The 1997 Plan was subsequently approved by the shareholders. The Board of Directors has authorized 1,000,000 shares for grant under the 1997 Plan. In October 1997, the Company granted options under the 1997 Plan to purchase an aggregate of 233,500 shares of Common Stock, 129,500 shares of which were granted to certain employees of the Company at an exercise price of $2.9375 per share and 104,000 shares of which were granted to the Company's executive officers at an exercise price of $3.23 per share. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant. In February 1998, the Company granted 14,600 options to employees at an exercise price of $4.25 per share, the fair market value of the underlying shares at the date of grant.

     1995, 1996, and 1997 Restricted Stock Plan. The Board of Directors adopted the 1995 Restricted Stock Plan on February 1, 1995, the 1996 Restricted Stock Plan on April 15, 1996 and the 1997 Restricted Stock Plan on April 10, 1997. The 1995 Restricted Stock Plan was approved by the stockholders at a Special Meeting of Stockholders, which was held on February 1, 1995. The 1996 Restricted Stock Plan was approved by the stockholders at the 1996 Annual Meeting held on August 7, 1996. The 1997 Restricted Stock Plan has not yet been approved by the shareholders. No shares have been granted under any of the Restricted Stock Plans. Accordingly, on May 15, 1998, in connection with the amendments to the 1997 Plan (which permits grants of restricted stock awards), the Board of Directors determined that it was in the best interests of the Company to terminate the 1995, 1996 and 1997 Restricted Stock Plans. Any restricted stock awards that the Company may wish to make in the future may be made pursuant to the 1997 Plan.


ITEM  11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of February 17, 1999, with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and nominee, (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended November 30, 1998, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Exchange Act") based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission ("Commission"). Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

                                            Amount and Nature of        Percent
Name and Address of Beneficial Owner(1)     Beneficial Ownership(2)     of Class
---------------------------------------     -----------------------     --------
Thierry E. Zerbib                           639,500(3)                  15.3%

Brian H. Loeb                               639,500(4)                  15.3%

Michael F. Zerbib                           638,000(5)                  15.3%

Joseph W. Zerbib                            358,250(6)                   8.6%

Nicholas Zerbib                             293,750                      7.0%

Cecile Silverman                            2,000(7)                    *

Kalvan Swanky.                              2,000(7)                    *

All  executive  officers  and  directors
  as  a  group  (six  persons)              2,279,500(8)                54.5%

______________________________

 *          Less  than  1%.

(1) The address of each of the persons listed is c/o Telesoft Corp., 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from February 17, 1999 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 17, 1999, have been exercised.



(3) Includes 62,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 26,000 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 7,750 of which vest in each of October 1999 and 2000 and 6,500 of which vest in October 2001.

(4) Represents 577,500 shares of Common Stock which are owned jointly by Mr. Loeb and his spouse and 62,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 26,000 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 7,750 of which vest in each of October 1999 and 2000 and 6,500 of which vest in October 2001.

(5) Includes 65,500 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 29,500 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 9,500 of which vest in each of October 1999 and 2000 and 6,500 of which vest in October 2001.

(6) Includes 64,500 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 28,500 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 9,000 of which vest in each of October 1999 and 2000 and 6,500 of which vest in October 2001.

(7) Includes 2,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 1,000 shares of Common Stock underlying options, 250 of which vest in each October 1999, April 2000, October 2000 and 2001.

(8) Includes those shares of Common Stock deemed to be included in the respective beneficial ownership of Messrs. Thierry E. Zerbib, Brian H. Loeb, Michael F. Zerbib, Joseph W. Zerbib, Kalvan Swanky and Ms. Cecile Silverman as described in notes 3, 4, 5, 6 and 7 above.




ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

CERTAIN  TRANSACTIONS

     The Company leased 13,500 square feet of office space from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company leased this office in fiscal 1996 and 1997 on a month-to-month basis for $6,978 per month. The Company vacated this space in January 1998, but will continued to pay rent through July 1998.

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

ITEM  13.    EXHIBIT  LISTAND  REPORTS  ON  FORM  8-K.

(a)  Exhibits




NO.    DESCRIPTION                                                                        REFERENCE
----   ---------------------------------------------------------------------------------  ----------
3.1 .  Amended and Restated Articles of Incorporation of Registrant dated April 13, 1995         (1)

4.1 .  Form of Common Stock Certificate                                                          (1)

10.1.  1995 Incentive Stock Option Plan                                                          (1)

10.2.  1995 Restricted Stock Plan                                                                (1)

10.3.  Asset Purchase Agreement between Telesoft Acquisition Corp., Uniquest                     (1)
       Incorporated and CSI Acquisition Corp. dated March 13, 1995

10.4.  Form of Employment Agreement between the Registrant and Joseph W. Zerbib                  (1)

10.5.  Form of Employment Agreement between the Registrant and Thierry E. Zerbib                 (1)

10.6.  Form of Employment Agreement between the Registrant and Brian H. Loeb                     (1)

10.7.  Form of Employment Agreement between the Registrant and Michael F. Zerbib                 (1)

10.8.  Contract between Registrant and the University of Delaware                                (1)

10.9.  1996 Incentive Stock Option Plan                                                          (2)

10.10  1996 Restricted Stock Plan                                                                (2)

10.11  1997 Performance Equity Plan                                                              (5)

16. .  Letter on Change in Certifying Accountants                                                (3)

16.1.  Letter on Change in Certifying Accountants                                                (4)

21.    Subsidiaries of Registrant                                                                 *

27.    Financial Data Schedule                                                                    *



______    *                            Filed  herewith
(1)          Filed  with  Registration  Statement  No.  33-91234-LA,  dated  June  30,  1995.
(2)          Filed  with  Form  10-KSB/A  for  the  fiscal  year  ended  November  30,  1996
(3)          Filed  with  Current  Report  on  Form  8-K/A,  dated  February  27,  1997
(4)          Filed  with  Current  Report  on  Form  8-K,  dated  October  23,  1997
(5)          Filed  with  Definitive  Proxy  Statement  dated  June  16,  1998



(b)    Current  Reports  on  Form  8-K

There were no Current Reports on Form 8-K filed during the quarter ended November 30, 1998.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements
                                     F-50
     SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TELESOFT  CORP.


Dated:    March 1,  1999  By /s/ Joseph W. Zerbib
                             Joseph  W.  Zerbib,
                             President  and  Chief  Executive  Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature  and  Title                                            Date
---------------------                                            ----


/s/ Joseph W. Zerbib                                             March 1, 1999
Joseph  W.  Zerbib,
President,  Chief Executive  Officer  and  Director


/s/ Thierry E. Zerbib                                            March 1, 1999
Thierry  E.  Zerbib,  Vice  President  -  Technologies,
Secretary  and  Director


/s/ Brian H. Loeb                                                March 1, 1999
Brian  H.  Loeb,  Vice  President  -  Marketing,
Sales  and  Operations  and  Director


/s/ Michael F. Zerbib                                            March 1, 1999
Michael  F.  Zerbib,  Chief  Financial  Officer
Treasurer  and  Director  (and  principal  accounting  officer)


/s/ Cecile Silverman                                             March 1, 1999
Cecile  Silverman,  Director


/s/ Kalvan Swanky                                                March 1, 1999
Kalvan Swanky, Director

TELESOFT  CORP.  AND  SUBSIDIARIES



INDEX  TO  THE  FINANCIAL  STATEMENTS


                                                                                                           PAGE

Report of Independent Certified Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheet as of November 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended November 30, 1998 and 1997                       F-4 -  F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended November 30, 1998 and 1997  F-6
Consolidated Statements of Cash Flows for the years ended November 30, 1998 and 1997                       F-7 -  F-8
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9 - F-26

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS



The  Board  of  Directors  and  Stockholders
Telesoft  Corp.  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of Telesoft Corp. and Subsidiaries as of November 30, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesoft Corp. and Subsidiaries at November 30, 1998 and the results of their operations and their cash flows for the years ended November 30, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/  BDO  Seidman  LLP


Los  Angeles,  California
February  5,  1999


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET
NOVEMBER  30,  1998
                                                                                            1998
                                                                                            ----


ASSETS
Cash and cash equivalents (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,740,219
Investment securities (Notes 3 and 18) . . . . . . . . . . . . . . . . . . . . . . . . .    9,936,789
Accounts receivable, net of allowance for uncollectibles of $502,095 (Notes 2 and 4)        6,933,089
Inventory (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      626,170
Deferred taxes (Note 9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      170,800
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      661,486
                                                                                         ------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,068,553

Property and equipment, net (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . .    1,146,766
Computer software costs, net (Note 7). . . . . . . . . . . . . . . . . . . . . . . . . .      314,962
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       90,048
                                                                                         ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 27,620,329
                                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   147,239
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .    8,208,584
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      742,242
                                                                                         ------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,098,065
Deferred taxes (Note 9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      127,100
                                                                                         ------------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,225,165
                                                                                         ------------

Commitments and contingencies (Notes 11 and 14)
Minority Interest (Note 17). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -

Stockholders Equity: (Note 12)
Preferred Stock, no par value, 10,000,000 shares authorized; none. . . . . . . . . . . .            -
    issued and outstanding
Common Stock, no par value, 50,000,000 shares authorized;
    3,787,500 issued and 3,748,500 outstanding . . . . . . . . . . . . . . . . . . . . .    7,103,400
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       80,069
Unrealized gain on investment securities (Note 3). . . . . . . . . . . . . . . . . . . .       84,566
Retained Earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,127,129
                                                                                         ------------
Total Stockholders Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,395,164
                                                                                         ------------
Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . .  $27,620,329
                                                                                         ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1998  AND  1997



                                                                1998          1997
                                                         ------------  ------------

Sales, net. . . . . . . . . . . . . . . . . . . . . . .  $28,250,373   $22,593,450
Cost of sales . . . . . . . . . . . . . . . . . . . . .   18,033,402    14,330,388
                                                         -----------   -----------
Gross profit. . . . . . . . . . . . . . . . . . . . . .   10,216,971     8,263,062
General and administrative expenses . . . . . . . . . .    8,672,814     7,701,871
                                                         -----------   -----------
Operating income. . . . . . . . . . . . . . . . . . . .    1,544,157       561,191
                                                         -----------   -----------
Other income (expense):
Interest income . . . . . . . . . . . . . . . . . . . .      292,295       177,780
Interest expense. . . . . . . . . . . . . . . . . . . .       (1,277)            -
Other income (expense). . . . . . . . . . . . . . . . .       40,994       (14,686)
                                                         -----------   -----------
                                                             332,012       163,094
                                                         ------------  ------------
Income from continuing operations before provision. . .    1,876,169       724,285
    for income taxes
Provision for income taxes (Note 9) . . . . . . . . . .     (786,591)     (321,300)
                                                         -----------   ------------
Income from continuing operations . . . . . . . . . . .    1,089,578       402,985
Discontinued operations (Note 18):
    Loss from operations of GoodNet subsidiary (net of.      (68,428)   (1,326,729)
         income tax of $2,173 in 1998 and income tax
         benefit of $973,800 and minority interest of
         $186,350 for 1997)
    Gain on disposal of GoodNet subsidiary (net of. . .    8,565,700             -
         income taxes of $4,611,099)
                                                         ------------  ------------
Net Income (Loss) . . . . . . . . . . . . . . . . . . .  $ 9,586,850   $  (923,744)
                                                         ============  ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (CONTINUED)
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1998  AND  1997

                                       1998         1997
                                    -----------  -----------

Basic earnings (loss) per share
Continuing operations. . . . . . .  $     0.29   $     0.11
Discontinued operations. . . . . .       (0.02)       (0.35)
Sale of discontinued operations. .        2.26            -
                                    -----------  -----------
Net income (loss). . . . . . . . .  $     2.53   $    (0.24)
                                    ===========  ===========

Diluted earnings (loss) per share
Continuing operations. . . . . . .  $     0.28   $     0.11
Discontinued operations. . . . . .       (0.02)       (0.35)
Sale of discontinued operations. .        2.20            -
                                    -----------  -----------
Net income (loss). . . . . . . . .  $     2.46   $    (0.24)
                                    ===========  ===========

Weighted average number
   of shares outstanding
- basic. . . . . . . . . . . . . .   3,784,793    3,802,874
- diluted. . . . . . . . . . . . .   3,888,033    3,830,698
                                    ===========  ===========




TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1998  AND  1997




                                              Common Stock
                                              --------------
                                                                                  Unrealized
                                       Number of                     Additional   Gain on
                                       Shares                        Paid-In      Investment   Retained          Total Stockholders'
                                       Outstanding     Amount        Capital      Securities   Earnings          Equity
                                       --------------  ------------  -----------  -----------  ----------------  -------------------

Balance, November 30, 1996. . . . . .      3,818,333   $ 7,343,859   $    80,069  $         -  $     2,464,023   $9,887,951

Restricted stock reacquired and
     retired in connection with sale
     of a minority interest in
     Telesoft Acquisition Corp II
     (Note 19). . . . . . . . . . . .        (30,833)      (57,700)            -            -                -      (57,700)

Net loss. . . . . . . . . . . . . . .              -             -             -            -         (923,744)    (923,744)
                                           ---------    ----------   -----------  -----------  ----------------  -----------
Balance, November 30, 1997. . . . . .      3,787,500     7,286,159        80,069            -        1,540,279    8,906,507

Treasury Stock acquired (Note 12) . .        (39,000)     (182,759)            -            -                -     (182,759)
Unrealized gain on investment . . . .
     securities . . . . . . . . . . .              -             -             -       84,566                -       84,566
Net income. . . . . . . . . . . . . .              -             -             -            -        9,586,850    9,586,850
                                       --------------  ------------  -----------  -----------  ---------------  -----------
Balance, November 30, 1998. . . . . .      3,748,500   $ 7,103,400   $    80,069       84,566  $    11,127,129  $18,395,164
                                       ==============  ============  ===========  ===========  ===============  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1998  AND  1997



                                                                            1998           1997
                                                                    -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers . . . . . . . . . . . . . . . . . . .  $ 26,498,226   $ 22,232,221
Cash paid to suppliers and employees . . . . . . . . . . . . . . .   (23,120,762)   (19,990,408)
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,277)             -
Interest received. . . . . . . . . . . . . . . . . . . . . . . . .       208,311        146,234
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . .      (900,165)       (59,844)
                                                                    -------------  -------------
Net cash provided by operating activities of continuing operations     2,684,333      2,328,203
                                                                    -------------  -------------

Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . . . . . . . . .      (617,037)      (384,642)
Cash received from sale of equipment . . . . . . . . . . . . . . .        27,951          3,290
Disbursements for notes receivable from related parties. . . . . .        (2,000)      (502,275)
Collection of notes receivable from related parties. . . . . . . .             -        480,674
Purchase of investment securities. . . . . . . . . . . . . . . . .    (7,350,000)    (4,831,668)
Sale of investment securities. . . . . . . . . . . . . . . . . . .    13,971,131      6,135,000
                                                                    -------------  ------------
Net cash provided by investing activities of continuing operations     6,030,045        900,379
                                                                    -------------  ------------

Cash flows from financing activities:
Purchases of treasury stock. . . . . . . . . . . . . . . . . . . .      (182,759)             -
                                                                    -------------  ------------
Net cash used in financing activities of continuing operations . .      (182,759)             -
                                                                    -------------  ------------

Cash provided by continuing operations . . . . . . . . . . . . . .     8,531,619      3,228,582
Cash used in discontinued operations, including income . . . . . .    (2,413,184)    (1,825,821)
   taxes paid in the amount of $3,866,100
                                                                    -------------  ------------
Net increase in cash and cash equivalents                              6,118,435      1,402,761


Cash and cash equivalents at beginning of fiscal year. . . . . . .     1,621,784        219,023
                                                                    -------------  ------------
Cash and cash equivalents at end of fiscal year. . . . . . . . . .  $  7,740,219   $  1,621,784
                                                                    =============  ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1998  AND  1997



                                                         1998         1997
                                                     ------------  -----------
Reconciliation of Net (Loss) Income to Net Cash
    Provided by Operating Activities from
    Continuing Operations:

Net Income (Loss) . . . . . . . . . . . . . . . . .  $ 9,586,850   $ (923,744)
                                                     ------------  -----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:

Loss from discontinued operations . . . . . . . . .       68,428    1,326,729
Gain on sale of discontinued operations . . . . . .   (8,565,700)           -
Income taxes payable and deferred taxes
   related to sale of discontinued operations . . .     (744,999)           -
Depreciation and amortization . . . . . . . . . . .      486,481      469,908
(Gain) Loss on sale of fixed assets . . . . . . . .      (20,659)      21,082
Interest income included with note receivable . . .      (21,525)     (19,474)

Changes in Assets and Liabilities:
Accounts receivable . . . . . . . . . . . . . . . .   (1,424,169)    (401,893)
Inventory . . . . . . . . . . . . . . . . . . . . .     (269,574)      42,932
Other current assets. . . . . . . . . . . . . . . .      (85,871)    (115,479)
Deferred taxes. . . . . . . . . . . . . . . . . . .      534,500     (497,400)
Other assets. . . . . . . . . . . . . . . . . . . .        5,227       19,685
Accounts payable and accrued liabilities. . . . . .    2,957,442    1,409,751
Deferred revenue. . . . . . . . . . . . . . . . . .       80,977      237,250
Income taxes payable. . . . . . . . . . . . . . . .     (139,056)     611,614
Income taxes receivable . . . . . . . . . . . . . .      235,981      147,242
                                                     ------------  -----------
                                                      (6,902,517)   3,251,947
                                                     ------------  -----------

Net cash provided by operating activities from. . .  $ 2,684,333   $2,328,203
  continuing operations                              ============  ===========


Supplemental  disclosure  of  investing  and  financing  activities:
--------------------------------------------------------------------
During the year ended November 30, 1998, the Company sold its 71% owned subsidiary, Telesoft Acquisition Corp. II, for $3,500,000 cash and 479,387 shares of WinStar common stock valued at $13,902,223 on the date of sale. Expenses paid and accrued relating to the sale were $2,094,205.

During the year ended November 30, 1997, the Company reacquired 30,833 shares of its common stock valued at $57,700. Of this amount, 50% represented partial payment of the sale of 24% of the outstanding shares of Telesoft Acquisition Corp. II. The remaining 50% represented a reduction in goodwill.

During  the  year  ended  November  30,  1997,  Telesoft  Acquisition Corp. II
(GoodNet) issued 576 shares of common stock, representing a 4% minority interest in GoodNet, valued at $100,000 to key employees in exchange for

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Telesoft Corp. (the "Company" or "Telesoft"), an Arizona corporation, was incorporated on May 4, 1982. The Company provides three principal continuing product lines and services: long distance and telecommunications division, d.b.a. Student Telephone Services (STS); Customized Billing Outsourcing Services; and computer software and hardware sales, d.b.a. Sunbelt Business
Computers  (SBC).    The  long  distance  and  telecommunications  division is
primarily involved in long distance and telecommunication services to higher education institutions. The software and hardware division is primarily involved in the design, distribution, installation, and maintenance of computer hardware and software systems.

The Company originally operated as B.P. & J Investors, Ltd., d.b.a. Sunbelt Business Computers. Effective April 12, 1995, the Company changed its name to Telesoft Corp.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiary, Telesoft Acquisition Corp and its former 71% owned subsidiary, Telesoft Acquisition Corp II, d.b.a. GoodNet
("GoodNet").    (See  Note  18)

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company has cash and cash equivalents, receivables, and accounts payable for which the carrying value approximates the fair value due to the short-term nature of these instruments.

LONG-LIVED  ASSETS

Statement  of  Financial  Accounting  Standards  No.121,  Accounting  for  the
                                                          --------------------
Impairment  of  Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
       -----------------------------------------------------------------------
("SFAS 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted SFAS 121 during the year ended November 30, 1997. The Company does not believe any assets are impaired as of November 30, 1998.

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

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:  (CONTINUED)

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

REVENUE  RECOGNITION

The Company recognizes revenues as follows: System sales and software revenues are recognized when the equipment and software have been delivered and installed in accordance with SOP 97-2; Revenues from collection of long-distance charges are recognized as the charges are incurred. The Company accrues revenues from customers based upon actual usage as reported on billings received from long-distance carriers and estimates of the amount of unbilled revenues based upon the number of days in the billing cycle and past usage by customers.

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

EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share of common stock were computed by dividing net earnings by the weighted average number of common shares.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. During the year ended November 30, 1998, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards No. 128 ("SFAS 128"). As a result, earnings (loss) per share for all prior periods have been restated. The restatement did not impact previously reported amounts.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:  (CONTINUED)
    ACCOUNTING  PRONOUNCEMENTS:

Statement  of  Financial Accounting Standards No. 130, Reporting Comprehensive
                                                       -----------------------
Income,  ("SFAS 130") issued by the FASB is effective for financial statements
 -----
with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have a material effect, if any, on its financial position or results of operations.

Statement  of  Financial  Accounting  Standards  No.  131,  Disclosures  about
                                                            ------------------
Segments  of an Enterprise and Related Information, ("SFAS 131") issued by the
       -------------------------------------------
FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect, if any, on its financial position or results of operations.

Statement  of Position 97-2 Software Revenue Recognition, (SOP 97-2) issued by
                            ----------------------------
the AICPA's Accounting Standards Executive Committee, is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or other wise marketing computer software. The Company does not expect adoption of SOP 97-2 to have a material effect, if any, on its financial position or results of operations.

Statement  of  Financial  Accounting Standards No. 132, Employers' Disclosures
                                                        ----------------------
About  Pensions  and Other Postretirement Benefits, ("SFAS 132") issued by the
  ------------------------------------------------
FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company does not expect adoption of SFAS 132 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative
                                                     -------------------------
Insturments  and  Hedging  Activities,  ("SFAS  133")  issued  by  the FASB is
-------------------------------------
effective  for financial statements with fiscal years ending June 15, 1999 and
-------
later. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect, if any, on its financial position or results of operations.

Statement  of  Financial  Accounting  Standards  No.  134,  Accounting  for
                                                            ---------------
Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans
          --------------------------------------------------------------------
Held  for  Sale  By  A Mortgage Banking Enterprise, ("SFAS 134") issued by the
--------------------------------------------------
FASB  is  effective for financial statements with fiscal years beginning after
---
December  15,  1998.    SFAS  134  amends  SFAS No. 65, Accounting for Certain
-                                                       ----------------------
mortgage  Banking  Activities,  which  establishes  accounting  and  reporting
-     -----------------------
standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations which are substantially similar to the primary operations of a mortgage banking enterprise. The Company does not expect adoption of SFAS 134 to have a material effect, if any, on its financial position or results of operations.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   CONCENTRATION  OF  CREDIT  RISK:

     The Company maintains cash balances at various financial institutions. The Federal Deposit Insurance Corporation insures deposits not in excess of $100,000 on deposit at each institution. At November 30, 1998, the Company had uninsured cash and cash equivalent bank balances of approximately $781,000.

     SUPPLIERS
     The Company is provided a significant portion of its long-distance telecommunications services by one telecommunications company. Although the Company is dependent upon this supplier, management believes comparable suppliers are available. For the fiscal years ended November 30, 1998 and 1997, fees paid to this company totaled approximately $2,640,000 and $2,555,000, respectively. As of November 30, 1998, the outstanding amount due to the service provider was approximately $1,293,000.

     CUSTOMERS
     During the years ended November 30, 1998 and 1997, the Company did not have any customers that accounted for greater than 10% of its revenues.

 3.          INVESTMENT  SECURITIES:

     The amortized cost or carrying amount and fair value (based on quoted market prices) of securities available for sale at November 30, 1998 are shown below. Expected maturities will differ from contractual maturities because issues may have the right to call or prepay obligations with or without call or prepayment penalties.



                                             Securities Available-for-Sale
                                             ------------------------------

                                             Carrying Cost/
                                             Amortized Cost                  Fair Value
                                             ------------------------------  -----------
Short term investments, equity. . . . . . .  $                    2,386,789  $ 2,386,789
Municipal Bonds, maturing from 2025 to 2033                       7,550,000    7,550,000
                                             ------------------------------  -----------
Investment Securities                        $                    9,936,789  $ 9,936,789

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.      ACCOUNTS  RECEIVABLE:

At November 30, 1998, accounts receivable include billed and unbilled amounts, as follows:


  Billed. . . . . . . . . . . . . .  $5,208,678
  Unbilled. . . . . . . . . . . . .   2,226,506
                                     ----------

                                      7,435,184
Less:  allowance for uncollectibles    (502,095)
                                     ----------

                                     $6,933,089
                                     ==========



Unbilled accounts receivable represent amounts earned but not billed for long distance telephone service and internet dialup service.

At  November  30,  1998,  accounts  receivable  by  product  line  is  as  follows:


                 STS        Custom Billing    System Sales/ Maintenance      Total
            -------------  ----------------  ---------------------------  -----------
            Outsourcing
            -------------
Billed . .  $  3,031,956   $       672,945   $                1,503,777   $5,208,678
Unbilled .     2,392,996          (163,800)                      (2,690)   2,226,506
Allowance.      (410,791)           (2,300)                     (89,004)    (502,095)
            -------------  ----------------  ---------------------------  -----------
Total, Net  $  5,014,161   $       506,845   $                1,412,083   $6,933,089
            =============  ================  ===========================  ===========



5.          INVENTORY:



At November 30, 1998, inventory consists of:
Parts and equipment. . . . . . . . . . . . .  $308,820
  Finished products. . . . . . . . . . . . .   317,350
                                              --------
                                              $626,170
                                              ========

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.          PROPERTY  AND  EQUIPMENT:



At November 30, 1998, property and equipment consists of:
                                                           $ 1,687,161
Equipment
Vehicles. . . . . . . . . . . . . . . . . . . . . . . . .       28,458
Furniture and fixtures. . . . . . . . . . . . . . . . . .      401,219
Leasehold improvements. . . . . . . . . . . . . . . . . .       55,527
Property leased to others . . . . . . . . . . . . . . . .      507,464
                                                           ------------
                                                             2,679,829
Accumulated depreciation and amortization . . . . . . . .   (1,533,063)
                                                           -----------
                                                           $ 1,146,766
                                                           ============



     Depreciation expense from continuing operations was $338,917 and $316,105 for the fiscal years ended November 30, 1998 and 1997, respectively. Depreciation expense, included with the net loss from discontinued operations was $113,846 and $668,279 for the fiscal years ended November 30, 1998 and 1997, respectively.

7.          COMPUTER  SOFTWARE  COSTS:



At November 30, 1998, computer software costs capitalized are:
Computer software. . . . . . . . . . . . . . . . . . . . . . .  $ 987,885
Accumulated amortization . . . . . . . . . . . . . . . . . . .   (672,923)
                                                                ---------
                                                                $ 314,962
                                                                =========



     Amortization expense from continuing operations related to computer software cost during the years ended November 30, 1998 and 1997 was $145,480 and $145,470, respectively. There was no amortization expense attributable to discontinued operations for the years ended November 30, 1998 and 1997.

8.          INTANGIBLES:




At November 30, 1998, intangibles consist of:
Covenant Not-to-Compete-SBC . . . . . . . . .  $ 25,000
Accumulated amortization. . . . . . . . . . .   (25,000)
                                               ---------
                                               $      -
                                               =========


     Amortization expense for continuing operations was $2,084 and $8,333 during the years ended November 30, 1998 and 1997, respectively. Amortization expense from discontinued operations was $35,294 and $300,909 during the years ended November 30, 1998 and 1997, respectively.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.          INCOME  TAXES:

The  components of the provision for income taxes for the years ended November
30,  1998  and  1997  consist  of:


                                1998       1997
                            --------  ----------
Current. . . . . . . . . .  $738,991  $ 818,700
Deferred . . . . . . . . .    47,600   (497,400)
                            --------  ----------
Provision for income taxes  $786,591  $ 321,300
                            ========  ==========


The Company's tax expense differs from the expense calculated using the statutory federal income tax rate for the following reasons:


                                         1998       1997
                                     ---------  ---------
Current . . . . . . . . . . . . . .  $637,891   $246,300
Tax exempt interest income. . . . .   (55,000)   (25,000)
Non deductible portion of
     meals and entertainment. . . .     9,600     15,000
State taxes, net of federal benefit   194,100     85,000
                                     ---------  ---------
Provision for income taxes. . . . .  $786,591   $321,300
                                     =========  =========


The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets and liabilities as follows:


Current asset
Allowance for uncollectibles . . . . . . . . . . .  $ 225,900
Deferred revenue . . . . . . . . . . . . . . . . .    247,200
Timing differences from pending IRS audit. . . . .    184,600
Gain on sale of subsidiary - sale of WinStar stock   (486,900)
                                                    ----------
                                                      170,800
                                                    ----------
Non-current liability
Deferred revenue . . . . . . . . . . . . . . . . .     25,200
Accumulated depreciation . . . . . . . . . . . . .   (160,800)
Accumulated amortization . . . . . . . . . . . . .      8,500
                                                    ----------
                                                     (127,100)
                                                    ----------
Net deferred tax asset . . . . . . . . . . . . . .  $  43,700
                                                    ==========



The Company believes that it is more likely than not that they will realize the net deferred tax asset based upon the Company's expected future profitability. Accordingly, no further valuation allowance has been provided.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.          STOCKHOLDERS'  EQUITY:

SERIAL  PREFERRED  STOCK
The Company is authorized to issue 10,000,000 shares of serial preferred stock, no par value. As of November 30, 1998, there were no shares issued or outstanding.

COMMON  STOCK  WARRANTS

During the year ended November 30, 1995, the Company issued 125,000 common stock warrants to the underwriters of the Company's initial public offering in exchange for $100. The warrants are exercisable at $7.20 per warrant for a period of four years beginning July 1, 1996. As of November 30, 1998, 125,000 common stock warrants were outstanding.

DIVIDEND  POLICY

The Company has no limitations or restrictions for declaring dividends. As of November 30, 1998, no dividends have been declared.

TREASURY  STOCK

The Board of Directors has authorized the repurchase of up to 10% of the Company's outstanding stock. During the year ended November 30, 1998, the Company repurchased 39,000 shares of its common stock on the open market for $182,759.

11.          STOCK  PLANS:

INCENTIVE  STOCK  OPTION  PLANS

Effective February 1, 1995, the Board of Directors adopted the 1995 Incentive Stock Option Plan (ISOP). Under the 1995 ISOP, a total of 264,000 shares are reserved for issuance at the discretion of the compensation committee. Effective April 15, 1996, the Board of Directors adopted an additional stock plan, the 1996 ISOP. This plan was approved by the shareholders on August 7, 1996. Under the 1996 Plan, a total of 260,000 shares are reserved for issuance at the discretion of the compensation committee.

On October 2, 1997, the Board of Directors adopted the 1997 Performance Equity Plan ("1997 Plan"). On May 15, 1998, the Board of Directors amended the 1997 Plan. The 1997 Plan was subsequently approved by the shareholders. The Board of Directors has authorized 1,000,000 shares for grant under the 1997 Plan. In October 1997, the Company granted options under the 1997 Plan to purchase an aggregate of 233,500 shares of Common Stock, 129,500 shares of which were granted to certain employees of the Company at an exercise price of $2.9375 per share and 104,000 shares of which were granted to the Company's executive officers at an exercise price of $3.23 per share. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant. In February 1998, the Company granted 14,600 options to employees at an exercise price of $4.25 per share.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    STOCK  PLANS:    (CONTINUED)

1995,  1996,  AND  1997  RESTRICTED  STOCK  PLANS.

The Board of Directors adopted the 1995 Restricted Stock Plan on February 1, 1995, the 1996 Restricted Stock Plan on April 15, 1996 and the 1997 Restricted Stock Plan on April 10, 1997. The 1995 Restricted Stock Plan was approved by the stockholders at a Special Meeting of Stockholders, which was held on February 1, 1995. The 1996 Restricted Stock Plan was approved by the stockholders at the 1996 Annual Meeting held on August 7, 1996. The 1997 Restricted Stock Plan has not yet been approved by the shareholders. No shares have been granted under any of the Restricted Stock Plans.

Accordingly, on May 15, 1998, in connection with the amendments to the 1997 Plan (which permits grants of restricted stock awards), the Board of Directors determined that it was in the best interests of the Company to terminate the 1995, 1996 and 1997 Restricted Stock Plans. Any restricted stock awards that the Company may wish to make in the future may be made pursuant to the 1997 Plan.

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

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.          STOCK  PLANS:    (CONTINUED)


The following table summarizes stock option activity:
                                                       Number of Shares   Weighted Average Exercise Price
                                                       -----------------  --------------------------------

Outstanding at December 1, 1996 . . . . . . . . . . .           506,900   $                           6.37
Granted . . . . . . . . . . . . . . . . . . . . . . .           258,500                               3.09
Exercised . . . . . . . . . . . . . . . . . . . . . .                 -
Forfeited . . . . . . . . . . . . . . . . . . . . . .           (15,600)                              4.88
                                                       -----------------
Outstanding at November 30, 1997. . . . . . . . . . .           749,800                               4.62

Granted . . . . . . . . . . . . . . . . . . . . . . .            14,600                               4.25
Exercised . . . . . . . . . . . . . . . . . . . . . .                 -
Forfeited . . . . . . . . . . . . . . . . . . . . . .           (37,600)                              4.55
                                                       -----------------
Outstanding at November 30, 1998. . . . . . . . . . .           726,800                               4.61
                                                       =================
Options exercisable at 11/30/97 . . . . . . . . . . .           326,350                               5.97
Options exercisable at 11/30/98 . . . . . . . . . . .           417,650                               5.38




     Available  for  grant  at:  (a)
     November  30,  1997           64,400
     November  30,  1998          772,700

(a) Available for grant includes shares that may be granted as either stock options or restricted stock, as determined by the Committee.

Following  is  a  summary  of  the status of options outstanding at November 30, 1998:

                                     Outstanding Options            Exercisable Options
                                     -------------------            -------------------
                                   Weighted         Weighted                Weighted
                                   average          average                 Average
Exercise price.                    remaining        exercise                exercise
range                 Number       contractual life price          Number    price
  --------------  ---------------  ---------------- -------------  -------  ---------
6.00-$6.60 . .           245,500         7 years    $        6.40  245,500  $    6.40
3.00-$5.88 . .           221,700         8 years             4.33  113,450       4.37
2.94-$3.23 . .           221,800         9 years             3.08   55,450       3.08
3.13 . . . . .            20,000         9 years             3.13    2,000       4.04
4.00 . . . . .             5,000         9 years             4.00    1,250       4.00
4.25 . . . . .            12,800        10 years             4.25        -          -
---------------  ----------------  --------------   -------------  -------  ---------
2.94 - $6.60 .           726,800         8 years    $        4.61  417,650  $    5.38
===============  ================  ==============   =============  =======  =========

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.          STOCK  PLANS:    (CONTINUED)

OTHER  OPTIONS

During the fiscal year ended November 30, 1997, the Company issued 20,000 options with an exercise price of $3.125 and 2,000 options with an exercise price of $4.25 to the Company's outside directors in connection with board meetings.

STOCK  BASED  COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the fiscal years ended November 30, 1998 and 1997. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and diluted earnings (loss) per share for the fiscal years ended November 30, 1998 and 1997 would have been reduced (increased) to the pro-forma amounts presented below:

                                               1998         1997
                                         ----------  ------------
Net income (loss) as reported . . . . .  $9,586,850  $  (923,744)
Pro-forma . . . . . . . . . . . . . . .   9,572,002  $(1,230,244)
Net income (loss) per share as reported  $     2.46  $      (.24)
Pro-forma . . . . . . . . . . . . . . .  $     2.46  $      (.32)


The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997; expected life of options of 1-3 years, expected volatility of 37% in 1998 and 244% in 1997, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1998 approximated $1.16 and options granted in 1997 approximated $2.41.

12.          RELATED  PARTY  TRANSACTIONS:

LEASE  COMMITMENT

The Company leased its office facilities under a month-to-month operating lease agreement from the President of the Company. Rent paid was $55,824 and $83,737 for each of the fiscal years ended November 30, 1998 and 1997. In addition, the Company paid all utilities, insurance and property taxes. During January 1998 the Company vacated this space, however, based upon the agreement with the President, the Company paid rent through July 1998.

13.          EMPLOYEE  BENEFIT  PLANS:

     The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees. Under the terms of the plan, the employees may elect to contribute a portion of their salary to the plan. The Company has agreed to make matching contributions equal to fifty percent of the first $500 in deferred compensation plus twenty-five percent of deferrals in excess of $1,000. In addition, the Company may make discretionary contributions to the plan. For the fiscal years ended November 30, 1998 and 1997, contributions were $37,085 and $43,367, respectively.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.          COMMITMENTS:

OFFICE  LEASE  COMMITMENTS

The Company is obligated under long-term operating leases for office facilities through the year 2006.

As of November 30, 1998, future minimum lease payments due under the non-cancelable operating lease agreements are as follows:

FISCAL YEAR ENDING
NOVEMBER 30,      AMOUNT
              -------------------
1999 . . . .  $           453,382
2000 . . . .              461,606
2001 . . . .              457,909
2002 . . . .              463,409
2003 . . . .              477,709
  Thereafter            2,100,339
              -------------------
  Total. . .  $         4,414,354
              ===================


Rent expense under all operating leases, including the related party lease, amounted to approximately $274,900 and $304,000 for the years ended November 30, 1998 and 1997, respectively.

15.          OPERATING  LEASES:

The Company is the lessor of equipment under operating lease agreements expiring through June 2000. The equipment had an original cost basis of $507,464. Accumulated depreciation was $449,410 as of November 30, 1998. During the fiscal years ended November 30, 1998 and 1997, the Company received rental income of $90,787 and $180,848, respectively under these agreements. The Company is also the sublessor of office space in Tempe, Arizona. The lease agreement expires in March 2000. During the fiscal year ended November 30, 1998, the Company received $33,288 under this agreement.

As of November 30, 1998, a schedule of future minimum rentals to be received under the non-cancelable lease agreements was as follows:



FISCAL YEAR ENDING
NOVEMBER 30,                    AMOUNT
                                ------------
1999 . . . . . . . . . . . . .         76,720
2000 . . . . . . . . . . . . .         57,400
                                -------------
Total future minimum rentals    $     134,120
                                =============


16.          RESEARCH  AND  DEVELOPMENT:

Research and development costs included in general and administrative expenses for the fiscal years ended November 30, 1998 and 1997 were $622,000 and $414,000, respectively. These costs have been expensed during their respective fiscal years.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17.          AGREEMENTS:


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

The above transaction has resulted in a $384,138 settlement expense for the fiscal year ended November 30, 1997. This amount is included in the loss from discontinued operations in the Consolidated Statements of Operations. Additionally, the Company has included in intangibles the cost of the covenant not-to-compete ($505,020) and a corresponding note payable. These items were sold, along with the other net assets of GoodNet in January 1998.

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

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18.          DISCONTINUED  OPERATIONS/SALE  OF  GOODNET

Effective January 12, 1998, the Company together with the minority shareholders of GoodNet, entered into an agreement with WinStar Communications, Inc. ("WinStar") to sell the Company's Internet services subsidiary for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of WinStar (NASDAQ: WCII) having an aggregate market value of approximately $18.5 million.

Under the terms of the agreement, the Company received approximately $3,500,000 cash plus 479,387 shares of WinStar restricted common stock, which had an aggregate fair market value of approximately $13.9 million as of the close of business on January 12, 1998. After commissions and related legal expenses, the Company realized an approximate $13.2 million pretax gain on the sale in the first quarter of fiscal 1998. Additionally, the Company received $235,000 in cash to offset GoodNet's net cash disbursements from December 12, 1997 through the date of the sale.

The Company accounts for its investment in WinStar as an available-for-sale equity security, which accordingly is carried at market value. 400,000 of the WinStar shares were sold in November, 1998 resulting in net proceeds, before taxes, of $11,971,131. As of November 30, 1998, pursuant to a hedging strategy implemented by the Company during 1998, 31,488 of the remaining WinStar shares are hedged, utilizing the purchase of puts and calls in combination to minimize the downside risk of loss should the price of WinStar stock decline while allowing for limited upside participation should the stock price rise. The call option is secured by shares of WinStar stock held by the Company. Subsequent to November 30, 1998, the Company sold 47,939 shares for $1,733,382.

As a result of the above transaction, the Company may be vacating a portion of its office space in Phoenix, Arizona during the year ending November 30, 1999. As a result, the Company will have to take steps to sublease the vacated space or pay an early termination fee approximated at $300,000. This amount has been included in accounts payable and accrued liabilities in the accompanying financial statements.

The results of operations of GoodNet have been shown as discontinued operations in the accompanying financial statements.

19.    SUBSEQUENT  EVENTS

TREASURY  STOCK

Subsequent to November 30, 1998, the Company purchased an additional 37,000 shares of the Company's common stock for $184,305.



20.     EARNINGS (LOSS) PER SHARE:

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share:
                                                      YEAR ENDED NOVEMBER 30,
                                                      -----------------------
                                                      1998         1997




BASIC EARNINGS (LOSS) PER COMMON SHARE:
----------------------------------------------------
NUMERATOR
Income from continuing operations                     1,089,578       402,985
Loss from operations of GoodNet subsidiary              (68,428)   (1,326,729)
Gain on disposal of GoodNet                           8,565,700        -
                                                      ----------  -----------
Net earnings (loss) available to common shareholders  9,586,850      (923,744)
                                                      ==========  ===========
DENOMINATOR
   Weighted average number of shares outstanding . . . . . . .      3,784,793    3,802,874
PER SHARE AMOUNTS
   Income from continuing operations . . . . . . . . . . . . .            .29          .11
   Loss from operations of GoodNet subsidiary. . . . . . . . .           (.02)        (.35)
   Gain on disposal of GoodNet . . . . . . . . . . . . . . . .           2.26            -
                                                                    ----------  -----------
Net earnings (loss) available to common shareholders . . . . .           2.53         (.24)
                                                                    ==========  ===========

DILUTED EARNINGS (LOSS) PER SHARE
------------------------------------------------------------------
     NUMERATOR
Income from continuing operations. . . . . . . . . . . . . . . . .  1,089,578      402,985
Loss from operations of GoodNet subsidiary . . . . . . . . . . . .    (68,428)  (1,326,729)
Gain on disposal of GoodNet. . . . . . . . . . . . . . . . . . . .  8,565,700            -
                                                                    ----------  -----------
Net earnings (loss) available to common shareholders . . . . . . .  9,586,850     (923,744)
                                                                    ==========  ===========
     DENOMINATOR
Weighted average number of shares outstanding. . . . . . . . . . .  3,784,793    3,802,874
Effect of dilutive securities. . . . . . . . . . . . . . . . . . .    342,500      109,900
Options and warrants
Stock acquired with proceeds . . . . . . . . . . . . . . . . . . .   (239,260)     (84,863)
                                                                    ----------  -----------
Weighted average common shares and assumed conversions outstanding  3,888,033    3,827,911
                                                                    ==========  ===========
     PER SHARE AMOUNTS
Income from continuing operations. . . . . . . . . . . . . . . . .        .28          .11
Loss from operations of GoodNet subsidiary . . . . . . . . . . . .       (.02)        (.35)
Gain on disposal of GoodNet. . . . . . . . . . . . . . . . . . . .       2.20            -
                                                                    ----------  -----------
Net earnings (loss) available to common shareholders . . . . . . .       2.46         (.24)
                                                                    ==========  ===========

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  EARNINGS  (LOSS)  PER  SHARE:  (CONTINUED)


At November 30, 1998, warrants and options to acquire 510,300 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

At November 30, 1997, warrants and options to acquire 532,400 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  SEGMENT  INFORMATION

The Company's products and services are broken down in the following product lines for financial reporting purposes:

(1)  STS  Outsourcing  Program
(2)  Customized  Billing  Outsourcing  Services
(3)  System  Sales  and  Maintenance
     (a)  Telecommunication's  Management  System  ("TMS")  and  TelMaster
     (b)  RATEX  Bookstore  Solution
     (c)  Distribution  Control  System  ("DCS")
          (d)  Software  and  Hardware  Recurring  Maintenance  Revenue

Following  is  selected  segment  information.

                                Year Ended November 30, 1998          Year Ended November 30, 1997
                                ----------------------------          ----------------------------
                                       System   Custom                      System   Custom
                             STS       Sales    Billing   Total    STS      Sales    Billing   Total

Sales, Net. . . . . . . . .  $21,461   $ 5,570  $  1,219  $28,250  $17,430  $4,198   $    965  $22,593
Cost of Sales . . . . . . .   16,504     1,529         -   18,033   13,288   1,042          -   14,330
                             --------  -------  --------  -------  -------  -------  --------  -------
Gross Profit. . . . . . . .    4,957     4,041     1,219   10,217    4,142   3,156        965    8,263
                             --------  -------  --------  -------  -------  -------  --------  -------
General and Administrative
   Expenses:
General . . . . . . . . . .    3,366     3,455       696    7,517    3,387   3,177        210    6,774
Depreciation. . . . . . . .      190       109         -      299      125     202          -      327
Amortization. . . . . . . .        -         2         -        2        -       8          -        8
Bad Debt. . . . . . . . . .      332        94         3      429      197       1          -      198
Corporate Allocations:
General . . . . . . . . . .      177        47        16      240      127     127          8      262
Depreciation. . . . . . . .      137        37        12      186       45      88          -      133
                             --------  -------  --------  -------  -------  -------  --------  -------
                               4,202     3,744       727    8,673    3,881   3,603        218    7,702
                             --------  -------  --------  -------  -------  -------  --------  -------

Operating Income (Loss) . .      755       297       492    1,544      261    (447)       747      561
Other Income. . . . . . . .                                   332                                  163
                                                         --------                              -------

Pretax Income . . . . . . .                                 1,876                                  724
Income Tax Provision. . . .                                  (786)                                (321)
                                                         --------                              --------
Income from Continuing. . .                               $ 1,090                              $   403
    Operations                                           ========                              ========

Diluted Earnings per
  Share-Continuing
  Operations. . . . . . . .                               $  0.28                              $  0.11
                                                         ========                              ========

Exhibit  21:  Subsidiaries  of  Registrant
1.    Telesoft  Acquisition  Corp.