Form 10QSB
period 1999-02-28
TELESOFT CORP
filed 1999-04-14
CIK 944142

DRAFT  FOR  DISCUSSION  PURPOSES  ONLY
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  (X)                                               No (  )


Common  Stock,  no  par  value,  3,711,500 shares outstanding at April 8, 1999



Transitional  Small  Business  Disclosure  Format  Yes  (    )      No  (X)

39271-1                                                                1

                        PART I - FINANCIAL INFORMATION



ITEM  1.          FINANCIAL  STATEMENTS.


Consolidated Balance Sheets as of February 28, 1999 and November 30, 1998. . . . . . . . . . . . .      3
Consolidated Statements of Operations for the three month periods ended February 28, 1999 and 1998      4
Consolidated Statements of Cash Flows for the three month periods ended February 28, 1999 and 1998  5 - 6
Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .      7



TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET

                                                                        February 28,    November 30,
                                                                        1999            1998
                                                                        (unaudited)
ASSETS



Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $2,865,056    $7,740,219
Investment securities . . . . . . . . . . . . . . . . . . . . . . . .   13,016,334     9,936,789
Accounts receivable, net of allowance for uncollectibles of $562,393.    6,349,029     6,933,089
    and $502,095 at February 28, 1999 and November 30, 1998,
    respectively
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      673,154       626,170
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      779,900       170,800
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      319,215       661,486
                                                                       ------------  ------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .   24,002,688    26,068,553

Property and equipment, net . . . . . . . . . . . . . . . . . . . . .    1,118,166     1,146,766
Computer software costs, net. . . . . . . . . . . . . . . . . . . . .      278,629       314,962
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,526        90,048
                                                                       ------------  ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $25,488,009   $27,620,329
                                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . .  $   551,114   $   147,239
Accounts payable and accrued liabilities. . . . . . . . . . . . . . .    4,908,864     8,208,584
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .      736,131       742,242
                                                                       ------------  ------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .    6,196,109     9,098,065
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      169,500       127,100
                                                                       ------------  ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    6,365,609     9,225,165
                                                                       ------------  ------------
Commitments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -

Stockholders Equity:
Preferred Stock, no par value, 10,000,000 shares authorized;. . . . .            -             -
   none issued and outstanding
Common Stock, no par value, 50,000,000 shares authorized; . . . . . .    7,286,159     7,286,159
   3,787,500 issued and 3,711,500 outstanding (1999)
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .       80,069        80,069
Unrealized gain on investment securities. . . . . . . . . . . . . . .            -        84,566
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .   12,123,236    11,127,129
Less Treasury Stock at cost, 76,000 shares (1999) and 39,000
   shares (1998). . . . . . . . . . . . . . . . . . . . . . . . . . .     (367,064)     (182,759)
                                                                       ------------  ------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .   19,122,400    18,395,164
                                                                       ------------  ------------
Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . .  $25,488,009   $27,620,329
                                                                       ============  ============

The accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1999  AND  1998  (UNAUDITED)

                                                         1999         1998
                                                      -----------  -----------

Sales, net . . . . . . . . . . . . . . . . . . . . .  $7,802,597   $7,026,778
Cost of sales. . . . . . . . . . . . . . . . . . . .   4,418,477    4,403,161
                                                      -----------  -----------
Gross profit . . . . . . . . . . . . . . . . . . . .   3,384,120    2,623,617
General and administrative expenses. . . . . . . . .   2,446,317    2,119,500
                                                      -----------  -----------
Operating income . . . . . . . . . . . . . . . . . .     937,803      504,117
                                                      -----------  -----------
Other income (expense):
Interest income. . . . . . . . . . . . . . . . . . .     161,702       62,566
Interest expense . . . . . . . . . . . . . . . . . .        (214)        (678)
Other income . . . . . . . . . . . . . . . . . . . .         107       16,740
                                                      -----------  -----------
                                                         161,595       78,628
                                                      -----------  -----------
Income from continuing operations before provision
     for income taxes. . . . . . . . . . . . . . . .   1,099,398      582,745
Provision for income taxes . . . . . . . . . . . . .     470,800      263,050
                                                      -----------  -----------

Income from continuing operations. . . . . . . . . .     628,598      319,695
Loss from discontinued operations, net of income
    taxes. . . . . . . . . . . . . . . . . . . . . .           -      (68,428)
Gain on disposal of GoodNet subsidiary (net of
    income taxes of $239,500 in 1999 and $5,648,300
    in 1998) . . . . . . . . . . . . . . . . . . . .     367,509    8,162,389
                                                      -----------  -----------

Net Income . . . . . . . . . . . . . . . . . . . . .  $  996,107   $8,413,656
                                                      ===========  ===========
Basic earnings (loss) per share
Continuing operations. . . . . . . . . . . . . . . .  $     0.17   $     0.08
Discontinued operations. . . . . . . . . . . . . . .           -        (0.02)
Sale of discontinued operations. . . . . . . . . . .        0.10         2.16
                                                      -----------  -----------
Net income (loss). . . . . . . . . . . . . . . . . .  $     0.27   $     2.22
                                                      ===========  ===========
Diluted earnings (loss) per share
Continuing operations. . . . . . . . . . . . . . . .  $     0.16   $     0.08
Discontinued operations. . . . . . . . . . . . . . .           -        (0.02)
Sale of discontinued operations. . . . . . . . . . .         .10         2.12
                                                      -----------  -----------
Net income (loss). . . . . . . . . . . . . . . . . .  $     0.26   $     2.18
                                                      ===========  ===========
Weighted average number of shares outstanding
- basic. . . . . . . . . . . . . . . . . . . . . . .   3,720,022    3,787,500
- diluted. . . . . . . . . . . . . . . . . . . . . .   3,867,837    3,859,321
                                                      ===========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1999  AND  1998  (UNAUDITED)


                                                         1999          1998
                                                     ------------  ------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers. . . . . . . . . . . .  $ 8,324,505   $ 7,390,169
Cash paid to suppliers and employees. . . . . . . .   (9,980,603)   (7,487,137)
Interest paid . . . . . . . . . . . . . . . . . . .         (214)         (678)
Interest received . . . . . . . . . . . . . . . . .       83,261        55,708
Income taxes paid . . . . . . . . . . . . . . . . .     (507,725)      (29,950)
                                                     ------------  ------------
Net cash used in operating activities of
   continuing operations. . . . . . . . . . . . . .   (2,080,776)      (71,888)
                                                     ------------  ------------

Cash flows from investing activities:
Purchase of property and equipment. . . . . . . . .      (60,733)     (389,677)
Cash received from sale of equipment. . . . . . . .            -        11,490
Collection of notes receivable. . . . . . . . . . .      373,153             -
Cash received from sale of investment securities. .    3,409,232             -
Purchase of investment securities . . . . . . . . .   (5,966,334)   (2,500,000)
                                                     ------------  ------------

Net cash used in investing activities of. . . . . .   (2,244,682)   (2,878,187)
   continuing operations
                                                     ------------  ------------

Cash flows from financing activities:
Purchases of treasury stock . . . . . . . . . . . .     (184,305)            -
                                                     ------------  ------------

Net cash used in financing activities of. . . . . .     (184,305)            -
   continuing operations
                                                     ------------  ------------

Cash used in continuing operations. . . . . . . . .   (4,509,763)   (2,950,075)

Cash (used in) provided by discontinued operations,     (365,400)    2,045,437
   Including income taxes paid in the amount of
   $365,400 for 1999
                                                     ------------  ------------
Net decrease in cash and cash equivalents. . . . .    (4,875,163)     (904,638)

Cash and cash equivalents at beginning of period .     7,740,219     1,621,784
                                                     ------------  ------------

Cash and cash equivalents at end of fiscal period .  $ 2,865,056   $   717,146
                                                     ============  ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1999  AND  1998  (UNAUDITED)


                                                    1999          1998
                                                    ----          ----


Reconciliation of Net Income to net Cash Used In
  Operating Activities from Continuing Operations:

Net Income . . . . . . . . . . . . . . . . . . . .  $   996,107   $ 8,413,656
                                                    ------------  ------------

Adjustments to reconcile net income to net
   cash used in operating activities
   from continuing operations:
Loss from discontinued operations. . . . . . . . .            -        68,428
Gain on sale of discontinued operations. . . . . .     (367,509)   (8,162,389)
Income taxes payable and deferred taxes
   related to sale of discontinued operations. . .      125,900    (5,235,800)
Depreciation and amortization. . . . . . . . . . .      125,666       119,031
Gain on sale of fixed assets . . . . . . . . . . .            -       (10,277)
Interest income included with note receivable. . .       (2,294)       (5,211)

Changes in Assets and Liabilities:
Accounts receivable, net . . . . . . . . . . . . .      584,060       544,808
Inventory. . . . . . . . . . . . . . . . . . . . .      (46,984)     (154,674)
Other current assets . . . . . . . . . . . . . . .      (28,589)       (8,586)
Deferred taxes, net. . . . . . . . . . . . . . . .     (566,700)    4,291,100
Other assets . . . . . . . . . . . . . . . . . . .        1,522          (620)
Accounts payable and accrued liabilities . . . . .   (3,299,719)   (1,000,290)
Deferred revenue . . . . . . . . . . . . . . . . .       (6,111)     (108,864)
Income taxes payable . . . . . . . . . . . . . . .      403,875     1,183,435
Income taxes receivable. . . . . . . . . . . . . .            -        (5,635)

                                                     (3,076,883)   (8,485,544)
                                                    ------------  ------------

Net cash used in operating activities from . . . .  $(2,080,776)  $   (71,888)
                                                    ============  ============
  continuing operations


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

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  three  month  periods  ended  February  28,  1999  and  1998

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended November 30, 1998.

Principles  of  Consolidation

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiary, Telesoft Acquisition Corp. and its former 71% owned subsidiary, Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet").

All  significant inter-company accounts and transactions have been eliminated.

2.          DISCONTINUED  OPERATIONS/SALE  OF  GOODNET:

Effective January 12, 1998, the Company together with the minority shareholders of GoodNet, entered into an agreement with WinStar Communications, Inc. ("WinStar") to sell the Company's Internet services subsidiary, GoodNet, for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of WinStar (NASDAQ: WCII) having an aggregate market value of approximately $18.5 million.
Under the terms of the agreement, the Company received approximately $3,500,000 cash plus 479,387 shares of WinStar restricted common stock, which had an aggregate fair market value of approximately $13.9 million as of the close of business on January 12, 1998. After commissions and related legal expenses, the Company realized an approximate $13.2 million pretax gain on the sale in the first quarter of fiscal 1998. Additionally, the Company received $235,000 in cash to offset GoodNet's net cash disbursements from December 12, 1997 through the date of the sale.

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

3.          INVESTMENT  SECURITIES-WINSTAR  SHARES

The Company accounted for its investment in WinStar as an available-for-sale equity security, which accordingly was carried at market value. During the quarter ended February 28, 1999, the Company sold the last of its WinStar shares, or 79,387 shares, resulting in net proceeds, before taxes of $2,909,232.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  THREE  MONTHS  ENDED  FEBRUARY  28,  1999  AND  1998
(in  thousands  except  per  share  items)

                           Three  months  ended  February  28,  1999               Three  months  ended  February  28,  1998
                           -----------------------------------------               -----------------------------------------

                              STS      System Sales   Custom    Network   Total    STS     System   Custom   Total
                                                      Billing   Services                            Billing

Sales, Net. . . . . . . .  $  5,818   $       1,264   $   669  $     51   $7,802  $5,456  $ 1,329   $   242  $7,027
Cost of Sales . . . . . .     4,201             217         -         -    4,418   4,064      339         -   4,403
                           ---------  --------------  -------  ---------  ------  ------  --------  -------  ------
Gross Profit. . . . . . .     1,617           1,047       669        51    3,384   1,392      990       242   2,624
                           ---------  --------------  -------  ---------  ------  ------  --------  -------  ------
General & Administrative
   Expenses:
General . . . . . . . . .       866             990       278        70    2,204     790      976       104   1,870
Depreciation. . . . . . .        37              33         5         -       75      47       26         -      73
Amortization. . . . . . .         -               -         -         -        -       -        2         -       2
Bad Debt. . . . . . . . .        54               2         -         -       56      70        8         1      79
Corporate Allocations:
General . . . . . . . . .        45              12         4         -       61      39       10         3      52
Depreciation. . . . . . .        22              22         5         1       50      32        9         3      44
                           ---------  --------------  -------  ---------  ------  ------  --------  -------  ------
                              1,024           1,059       292        71    2,446     978    1,031       111   2,120
                           ---------  --------------  -------  ---------  ------  ------  --------  -------  ------

Operating Income (Loss) .       593             (12)      377       (20)     938     414      (41)      131     504
Other Income. . . . . . .                                                    161                                 79
                                                                          ------                             ------

Pretax Income . . . . . .                                                  1,099                                583
Income Tax Provision. . .                                                   (471)                              (263)
                                                                          ------                             ------
Income from Continuing Operations                                          $ 628                             $  320
                                                                          ======                             ======

Diluted Earnings per Share-Continuing
  Operations. . . . . . .                                                  $0.16                             $ 0.08
                                                                          ======                             ======




RESULTS  OF  OPERATIONS  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 11% to $7,802,597 for the three months ended February 28, 1999 compared to $7,026,778 for the three months ended February 28, 1998. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs, System Sales and Maintenance,
Customized  Billing  Outsourcing  Services  and  Network  Services.

       STS revenues were $5,817,928 for the three months ended February 28, 1999 compared to $5,455,813 for the three months ended February 28, 1998, an increase of 6.7%. Revenues from System Sales and Maintenance were $1,264,196 for the three month ended February 28, 1999 compared to $1,328,464 for the three months ended February 28, 1998, a decrease of 4.8%. Revenue from the TelMaster product increased 33.5%, while revenue from the RATEX and DCS product decreased 33% and 12.7% respectively. The decrease from the RATEX product is primarily due to unusually strong sales during the first quarter of fiscal 1998. For the three months ended February 28, 1999 and 1998, revenues from Customized Billing Services were approximately $669,000 and $242,000, respectively. This 176% increase is due to the development of customized billing services for three customers, resulting in increased revenues of approximately $427,000. Network Services, which began operations in December 1998, had revenues of approximately $51,000 during the first quarter of fiscal 1999.

     Total gross profit increased by 29% to $3,384,120 for the three months ended February 28, 1999 compared to $2,623,617 for the three months ended February 28, 1998. Cost of goods sold was approximately 72.2% of STS revenues for the three months ended February 28, 1999, compared with 74.5% for the three months ended February 28, 1998. This decrease is primarily due to the decreased cost of long distance from the Company's suppliers. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 17% for the three months ended February 28, 1999 compared with 25% for three months ended February 28, 1998. This decrease is due to a slightly lower percentage of system sales revenues, which have a lower gross profit rate than maintenance revenues, as well as a higher percentage of TelMaster sales, which have a higher gross profit margin than RATEX systems.

     Overall operating expenses increased by 15.4%, or $326,817, for the three months ended February 28, 1999 to $2,446,317 from $2,119,500 for the three months ended February 28, 1998. This increase is primarily due to increased costs of human resources. Network Services had operating expenses of approximately $71,000 during the first quarter of fiscal 1999. Operating expenses as a percentage of revenue increased slightly to 31% compared to 30% for the three months ended February 28, 1998. Research and development costs for the three months ended February 28, 1999 and 1998 were $234,000 and $134,000, respectively.

     The provision for income taxes was $470,800 and $263,050 for the three months ended February 28, 1999 and 1998, respectively. This represents 42.8% and 45% of income before provision for income taxes for 1999 and 1998, respectively. This percentage decrease is partially attributable to increased interest from tax-free investments and increased state income taxes.

     Income from continuing operations increased to $628,598 for the first quarter of fiscal 1999 from $319,695 in the first quarter of fiscal 1998. This is primarily attributable to increased revenues from Customized Billing Services.

     For the quarter ended February 28, 1999, gain on disposal of GoodNet subsidiary represents additional gain realized as a result of the sale of 79,387 shares of WinStar common stock received in the sale of GoodNet to WinStar. See "Investment Securities - WinStar Shares" in the notes to the consolidated financial statements.

NETWORK  SERVICES

     During the first quarter of fiscal 1999, the Company formed a Network Services division to initially provide telecommunication services to companies in Arizona. The division provides dial tone and data transport services via strategic agent relationships with Regional Bell Operating Companies ("RBOCs"). The division offers expertise in telecommunications network services to the end user of the RBOCs and will provide consultation on new product offerings, ways to enhance current services, and ongoing upgrades and
improvements.        For  the  quarter  ended  February 28, 1999, the division
generated $51,000 in revenues and a loss of ($20,000). The division is projected to have an annual run-rate of approximately $1,000,000 in revenues at the end of fiscal 1999. However, there can be no assurance that revenues will increase as expected.

RECOVERY  SERVICES

     During March and April 1999, the Company has been negotiating employee agreements with two professionals who will head the Company's recovery services. This division will assist large organizations in analyzing,
recovering,  and  optimizing  their  telecommunications  expenditures.    The
division  will  be  lead  by  two  senior executives with 27 years of combined industry experience in two leading companies. This division will be headquartered in New Jersey, where the Company is currently negotiating for office space. Initially, the Company will concentrate its marketing efforts to the East Coast, with eventual nationwide coverage. The division is expected to generate a loss of approximately ($500,000) on revenues of $200,000 in fiscal 1999.

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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $2,865,056 at February 28, 1999 from $7,740,219 at November 30, 1998. During the three months ended February 28, 1999, investment securities increased $3,079,545. Combined, the Company's cash and investment holdings decreased approximately $1,796,000. During the first quarter of 1998, activities from continuing operations used approximately $2,081,000. Additionally, the Company used approximately $184,000 in cash to purchase treasury stock. The Company received $2,909,232 upon the sale of 79,387 shares of WinStar stock, and paid $500,900 in taxes related the sale of GoodNet, including this sale of the WinStar stock.

     Accounts receivable decreased to $6,911,422 from $7,435,184 as of November 30, 1998 ($6,394,029 and $6,933,089, net of allowance for uncollectibles  as  of  February 28, 1999 and November 30, 1998 respectively).
This  decrease  is  due  to  increased  collections  on  accounts  past  due.

     As of February 28, 1999, the Company had a net current and deferred tax liability of $610,400 compared with a net deferred tax asset of $43,700 of November 30, 1998. This is primarily a result of the sale of the remaining WinStar shares, resulting in a shift to current tax liability from deferred taxes previously accrued.

     Accounts payable and accrued liabilities decreased to $4,908,865 from $8,208,584 as of November 30, 1998. As of February 28, 1998, there was approximately $4,250,852 in accounts payable and accrued liabilities. This approximate $658,000 increase is attributable to the growth in STS revenue. STS cost of sales increased to approximately $4,201,000 during the first quarter of fiscal 1999 from approximately $4,064,000 during the first quarter of fiscal 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At February 28, 1999, the Company had cash of $2,865,056 and investment securities of $13,016,334. The Company believes that present cash reserves available, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

     It is anticipated that the cost of human resources for continuing operations will increase by 15%-25% as the Company increases its employee base to expand launch the Network Services and Recovery divisions, and expands its products, services and market penetration. This increase will ensure adequate research and development, and sales and support for anticipated short and long-term growth.

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


                                    PART II
                               OTHER INFORMATION
                               -----------------

Response to Items 1-5 are omitted since these items are not applicable to this report.

Item  6.          Exhibits  and  Reports  on  Form  8-K

     (a)          NO.          DESCRIPTION                           REFERENCE
                  ---          -----------                           ---------

          11        Earnings per common and common equivalent shares     filed
herewith




     (b)         There were no reports on Form 8-K during the current quarter.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELESOFT  CORP.



     BY      /s/      Michael F. Zerbib
           ------------------------------------------
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    April  13,  1999




The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share:
                                               THREE MONTHS ENDED
                                               FEBRUARY 28,
                                               --------------------
                                                1999         1998
                                               --------   ---------




BASIC EARNINGS (LOSS) PER COMMON SHARE:
---------------------------------------------
NUMERATOR
Income from continuing operations               628,598     319,695
Loss from operations of GoodNet subsidiary         -        (68,428)
Gain on disposal of GoodNet                     367,509   8,162,389
                                               ---------  ----------
Net earnings available to common shareholders   996,107   8,413,656
                                               =========  ==========
DENOMINATOR
Weighted average number of shares outstanding  3,720,022  3,787,500
                                               =========  ==========
PER SHARE AMOUNTS
Income from continuing operations . . . . . .        .17        .08
Loss from operations of GoodNet subsidiary. .          -       (.02)
Gain on disposal of GoodNet . . . . . . . . .        .10       2.16
                                               ---------  ----------
Net earnings available to common shareholders        .27       2.22
                                               =========  ==========


DILUTED EARNINGS (LOSS) PER SHARE
-----------------------------------
NUMERATOR

Income from continuing operations. . . . . . .  628,598     319,695
Loss from operations of GoodNet subsidiary . .        -     (68,428)
Gain on disposal of GoodNet. . . . . . . . . .  367,509   8,162,389
                                               ---------  ----------
Net earnings available to common shareholders.  996,107   8,413,656
                                               =========  ==========
DENOMINATOR
Weighted average number of shares outstanding  3,720,022   3,787,500
Effect of dilutive securities
Options and warrants. . . . . . . . . . . . .    482,100     345,400
Stock acquired with proceeds. . . . . . . . .   (334,285)   (273,579)
                                               ---------  ----------
Weighted average common shares and assumed
  conversions outstanding . . . . . . . . . .  3,867,837   3,859,321
                                              ==========  ==========
PER SHARE AMOUNTS
Income from continuing operations . . . . . .        .16         .08
Loss from operations of GoodNet subsidiary. .          -        (.02)
Gain on disposal of GoodNet . . . . . . . . .        .10        2.12
                                               ---------  ----------
Net earnings available to common shareholders.       .26        2.18
                                              ==========  ==========