Form 10QSB
period 1999-05-31
TELESOFT CORP
filed 1999-07-06
CIK 944142

DRAFT  FOR  DISCUSSION  PURPOSES  ONLY
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

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

                Yes  (X)                                               No (  )





Common  Stock,  no  par  value,  3,711,500  shares outstanding at July 1, 1999



Transitional  Small  Business  Disclosure  Format  Yes  (    )      No  (X)

39271-1                                                                1

                        PART I - FINANCIAL INFORMATION



ITEM  1.          FINANCIAL  STATEMENTS.


Consolidated Balance Sheets as of May 31, 1999 and November 30, 1998. . . . . . . . . . . . . . . . .      3
Consolidated Statements of Operations for the three and six month periods ended May 31, 1999 and 1998      4
Consolidated Statements of Cash Flows for the six month periods ended May 31, 1999 and 1998 . . . . .  5 - 6
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .      7



TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET

                                                                      May 31, 1999    November 30, 1998
                                                                     (unaudited)
ASSETS



Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $1,786,389    $7,740,219
Investment securities . . . . . . . . . . . . . . . . . . . . . . . .   13,515,333     9,936,789
Accounts receivable, net of allowance for uncollectibles of $606,381.    5,520,619     6,933,089
    and $502,095 at May 31, 1999 and November 30, 1998,
    respectively
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      703,346       626,170
Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . .      458,015             -
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      639,700       170,800
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      349,535       661,486
                                                                       -----------   ------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .   22,972,937    26,068,553

Property and equipment, net . . . . . . . . . . . . . . . . . . . . .    1,195,052     1,146,766
Computer software costs, net. . . . . . . . . . . . . . . . . . . . .      242,297       314,962
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,526        90,048
                                                                       ------------  ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,498,812   $27,620,329
                                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $   147,239
Accounts payable and accrued liabilities. . . . . . . . . . . . . . .    4,307,462     8,208,584
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .      595,878       742,242
                                                                       ------------  ------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .    4,903,340     9,098,065
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      193,300       127,100
                                                                       ------------  ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    5,096,640     9,225,165
                                                                       ------------  ------------
Commitments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -

Stockholders Equity:
Preferred Stock, no par value, 10,000,000 shares authorized;. . . . .            -             -
   none issued and outstanding
Common Stock, no par value, 50,000,000 shares authorized; . . . . . .    7,286,159     7,286,159
   3,787,500 issued and 3,711,500 outstanding (1999)
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .       80,069        80,069
Unrealized gain on investment securities. . . . . . . . . . . . . . .            -        84,566
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .   12,403,008    11,127,129
Less Treasury Stock at cost, 76,000 shares (1999) and 39,000
   shares (1998). . . . . . . . . . . . . . . . . . . . . . . . . . .     (367,064)     (182,759)
                                                                       ------------  ------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . .   19,402,172    18,395,164
                                                                       ------------  ------------
Total Liabilities and Stockholders' Equity. . . . . . . . . . . . . .  $24,498,812   $27,620,329
                                                                       ============  ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                Three  Months  Ended           Six  Months  Ended
                                                --------------------           ------------------

                                                 May 31, 1999   May 31, 1998    May 31, 1999    May 31, 1998
                                                --------------  -------------  --------------  --------------

Sales, net . . . . . . . . . . . . . . . . . .  $   7,224,389   $   7,098,708  $  15,026,986   $  14,125,486
Cost of sales. . . . . . . . . . . . . . . . .      4,332,368       4,517,147      8,750,845       8,920,308
                                                --------------  -------------  --------------  --------------
Gross profit . . . . . . . . . . . . . . . . .      2,892,021       2,581,561      6,276,141       5,205,178
General and administrative expenses. . . . . .      2,647,242       2,100,926      5,093,559       4,220,426
                                                --------------  -------------  --------------  --------------
Operating income . . . . . . . . . . . . . . .        244,779         480,635      1,182,582         984,752
                                                --------------  -------------  --------------  --------------
Other income (expense):
Interest income. . . . . . . . . . . . . . . .        156,511          73,772        318,213         136,338
Interest expense . . . . . . . . . . . . . . .            (41)              -           (255)           (678)
Other income . . . . . . . . . . . . . . . . .           (377)         18,833           (270)         35,573
                                                --------------  -------------  --------------  --------------
                                                      156,093          92,605        317,688         171,233
                                                --------------  -------------  --------------  --------------
Income from continuing operations. . . . . . .        400,872         573,240      1,500,270       1,155,985
   Before provision for income taxes
Provision for income taxes . . . . . . . . . .        121,100         257,150        591,900         520,200
                                                --------------  -------------  --------------  --------------
Income from continuing operations. . . . . . .        279,772         316,090        908,370         635,785
Loss from discontinued operations, . . . . . .              -               -              -         (68,428)
   net of income taxes
Gain on disposal of GoodNet. . . . . . . . . .              -               -        367,509       8,162,389
   Subsidiary (net of income taxes of
   $239,500 in 1999 and $5,648,300
    in 1998)
                                                -------------   -------------  --------------  --------------
Net Income . . . . . . . . . . . . . . . . . .  $     279,772   $     316,090  $   1,275,879   $   8,729,746
                                                ==============  =============  ==============  ==============
Basic earnings (loss) per share
Continuing operations. . . . . . . . . . . . .  $        0.08   $        0.08  $        0.24   $        0.17
Discontinued operations. . . . . . . . . . . .              -               -              -           (0.02)
Sale of discontinued operations. . . . . . . .              -               -           0.10            2.16
                                                --------------  -------------  --------------  --------------
Net income (loss). . . . . . . . . . . . . . .  $        0.08   $        0.08  $        0.34   $        2.31
                                                ==============  =============  ==============  ==============
Diluted earnings (loss) per share
Continuing operations. . . . . . . . . . . . .  $        0.07   $        0.08  $        0.24   $        0.16
Discontinued operations. . . . . . . . . . . .              -               -              -           (0.02)
Sale of discontinued operations. . . . . . . .              -               -           0.10            2.11
                                                --------------  -------------  --------------  --------------
Net income (loss). . . . . . . . . . . . . . .  $        0.07   $        0.08  $        0.34   $        2.25
                                                ==============  =============  ==============  ==============
Weighted average number of shares outstanding
- basic. . . . . . . . . . . . . . . . . . . .      3,711,500       3,787,500      3,715,715       3,787,500
- diluted. . . . . . . . . . . . . . . . . . .      3,834,538       3,907,819      3,850,108       3,885,497
                                                ==============  =============  ==============  ==============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  SIX  MONTHS  ENDED  MAY  31,  1999  AND  1998  (UNAUDITED)


                                                         1999           1998
                                                     -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers. . . . . . . . . . . .  $ 16,171,651   $ 14,646,924
Cash paid to suppliers and employees. . . . . . . .   (17,399,829)   (13,991,386)
Interest paid . . . . . . . . . . . . . . . . . . .          (255)          (678)
Interest received . . . . . . . . . . . . . . . . .       216,067         64,164
Income taxes paid . . . . . . . . . . . . . . . . .    (1,234,254)      (663,997)
                                                     -------------  -------------
Net cash (used in) provided by operating. . . . . .    (2,246,620)        55,027
   activities of continuing operations               -------------  -------------

Cash flows from investing activities:
Purchase of property and equipment. . . . . . . . .      (235,911)      (440,723)
Cash received from sale of equipment. . . . . . . .         1,054         26,812
Collection of notes receivable. . . . . . . . . . .       373,153              -
Cash received from sale of investment securities. .     3,409,232              -
Purchase of investment securities . . . . . . . . .    (6,465,333)    (3,300,000)
                                                     -------------  -------------

Net cash used in investing activities of. . . . . .    (2,917,805)    (3,713,911)
   continuing operations                             -------------  -------------

Cash flows from financing activities:
Purchases of treasury stock . . . . . . . . . . . .      (184,305)             -
                                                     -------------  -------------

Net cash used in financing activities of. . . . . .      (184,305)             -
   continuing operations                             -------------  -------------

Cash used in continuing operations. . . . . . . . .    (5,348,730)    (3,658,884)

Cash (used in) provided by discontinued operations,      (605,100)     2,045,437
   Including income taxes paid in the amount of
   $605,100 for 1999
                                                     -------------  -------------
Net decrease in cash and cash equivalents . . . . .    (5,953,830)    (1,613,447)

Cash and cash equivalents at beginning of period. .     7,740,219      1,621,784
                                                     -------------  -------------
Cash and cash equivalents at end of fiscal period    $  1,786,389   $      8,337
                                                     =============  =============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
FOR  THE  SIX  MONTHS  ENDED  MAY  31,  1999  AND  1998  (UNAUDITED)


                                                       1999          1998
                                                       ----          ----


Reconciliation of Net Income to Net Cash (Used
    In) Provided By Operating Activities from
    Continuing Operations:

Net Income. . . . . . . . . . . . . . . . . . . . . .  $ 1,275,879   $ 8,729,746
                                                       ------------  ------------

Adjustments to reconcile net income to net cash
         used in operating activities from continuing
          operations:
Loss from discontinued operations . . . . . . . . . .            -        68,428
Gain on sale of discontinued operations . . . . . . .     (367,509)   (8,162,389)
Income taxes payable and deferred taxes . . . . . . .      365,600    (5,235,800)
     related to sale of discontinued operations
Depreciation and amortization . . . . . . . . . . . .      258,859       239,457
Loss (gain) on sale of fixed assets . . . . . . . . .          377       (20,739)
Interest income included with note receivable . . . .       (2,294)      (10,422)

Changes in Assets and Liabilities:
Accounts receivable, net. . . . . . . . . . . . . . .    1,412,470       759,701
Inventory . . . . . . . . . . . . . . . . . . . . . .      (77,176)     (563,870)
Other current assets. . . . . . . . . . . . . . . . .      (58,908)      (94,638)
Deferred taxes, net . . . . . . . . . . . . . . . . .     (402,700)    4,203,200
Other assets. . . . . . . . . . . . . . . . . . . . .        1,522         2,256
Accounts payable and accrued liabilities. . . . . . .   (3,901,122)     (654,305)
Deferred revenue. . . . . . . . . . . . . . . . . . .     (146,364)      (94,401)
Income taxes payable. . . . . . . . . . . . . . . . .     (147,239)      822,424
Income taxes receivable . . . . . . . . . . . . . . .     (458,015)       66,379
                                                       ------------  ------------

                                                        (3,522,499)   (8,674,719)
                                                       ------------  ------------
Net cash used in operating activities from             $(2,246,620)  $    55,027
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

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  six  month  periods  ended  May  31,  1999  and  1998

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended November 30, 1998.

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

3.          INVESTMENT  SECURITIES-WINSTAR  SHARES

The Company accounted for its investment in WinStar as an available-for-sale equity security, which accordingly was carried at market value. During the six months ended May 31, 1999, the Company sold the last of its WinStar shares, or 79,387 shares, resulting in net proceeds before taxes of $2,909,232.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  SIX  MONTH  PERIODS  ENDED  MAY  31,  1999  AND  1998
(in  thousands  except  per  share  items)

                          Six months ended May 31, 1999                                         Six months ended May 31, 1998
                          ----------------------------------                                    -------------------------------
                          STS      System          Custom     Network    Recovery    Total     STS    System   Custom    Total
                                   Sales           Billing    Services   Services                     Sales    Billing

Sales, Net. . . . . .  $ 11,391   $       2,550   $     956  $    130   $       -   $15,027  $11,011  $ 2,652  $   462  $14,125
Cost of Sales . . . .     8,280             466           5         -           -     8,751    8,283      637        -    8,920
                       ---------  --------------  ---------  ---------  ----------  -------  -------  -------  -------  -------
Gross Profit. . . . .     3,111           2,084         951       130           -     6,276    2,728    2,015      462    5,205
                       ---------  --------------  ---------  ---------  ----------  -------  -------  -------  -------  -------
General &
Administrative
   Expenses:
General . . . . . . .     1,713           2,042         529       194         101     4,579    1,630    1,763      303    3,696
Depreciation. . . . .        75              66          10         -           -       151       95       55        -      150
Amortization. . . . .         -               -           -         -           -         -        -        2        -        2
Bad Debt. . . . . . .       116               3           3         -           -       122      149        8        1      158
Corporate
  Allocations:
General . . . . . . .        98              26           8         1           1       134       93       25        8      126
Depreciation. . . . .        48              46          11         3           -       108       65       17        6       88
                       ---------  --------------  ---------  ---------  ----------  -------  -------  -------  -------  -------
                          2,050           2,183         561       198         102     5,094    2,032    1,870      318    4,220
                       ---------  --------------  ---------  ---------  ----------  -------  -------  -------  -------  -------

Operating Income. . .     1,061             (99)        390       (68)       (102)    1,182      696      145      144      985
    (Loss)
Other Income. . . . .                                                                   318                                 171
                                                                                    -------                             -------

Pretax Income . . . .                                                                 1,500                               1,156

Income Tax Provision.                                                                  (592)                               (520)
                                                                                    -------                             --------
Income from Continuing Operations                                                   $   908                             $   636
                                                                                    =======                             ========

Diluted Earnings per
  Share-Continuing
  Operations. . . . .                                                               $  0.24                             $  0.16
                                                                                    =======                             ========

RESULTS  OF  OPERATIONS  FOR THE SIX MONTH PERIODS ENDED MAY 31, 1999 AND 1998

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 6.4% to $15,026,986 for the six months ended May 31, 1999 compared to $14,125,486 for the six months ended May 31, 1998. The Company's revenue is derived from four principal product lines and services:
STS Outsourcing Programs, System Sales and Maintenance, Customized Billing Outsourcing Services and Network Services.

       STS revenues were $11,390,479 for the six months ended May 31, 1999 compared to $11,011,644 for the six months ended May 31, 1998, an increase of 3.4%. Revenues from System Sales and Maintenance were $2,550,236 for the six months ended May 31, 1999 compared to $2,651,247 for the six months ended May 31, 1998, a decrease of 3.8%. Revenue from the TelMaster product increased 36%, while revenue from the RATEX and DCS products decreased 18.5% and 27.1% respectively. The decrease from the RATEX product is primarily due to unusually strong sales during the first half of fiscal 1998. The decrease in DCS revenue is primarily due to a significant decrease in demand for this text-based product. We expect DCS revenue to continue to decline. For the six months ended May 31, 1999 and 1998, revenues from Customized Billing Services were approximately $956,000 and $462,000, respectively. The 107% increase in revenues is attributable to the development of customized billing services for Qwest Communications and Blue Cross Blue Shield of Massachusetts, and is offset by the loss of the MDU contract with Bell Atlantic in March 1999. Network Services, which began operations in December 1998, had revenues of approximately $130,000 during the first half of fiscal 1999. Recovery Services, which began operations in March 1999, did not have significant revenues during the first half of fiscal 1999.


          Six  Months  Ended  May  31,
                      1999         1998         1997         1996         1995
                   -----------  -----------  -----------  -----------  ----------
REVENUE
DCS . . . . . . .  $   661,226  $   906,641  $   828,920  $   926,889  $  874,452
RATEX . . . . . .      725,775      890,466      360,610      592,349     244,003
Telemangement . .    1,163,235      854,140      705,326      988,578     776,140
                   -----------  -----------  -----------  -----------  ----------
     System Sales    2,550,236    2,651,247    1,894,856    2,507,816   1,894,595
STS . . . . . . .   11,390,479   11,011,644    8,268,643    8,110,752   7,780,196
Custom Billing. .      956,474      462,595      310,067      307,315     121,973
Network Services.      129,556            -            -            -           -
Recovery Services          241            -            -            -           -
                   -----------  -----------  -----------  -----------  ----------
                   $15,026,986  $14,125,486  $10,473,566  $10,925,883  $9,796,764
                   ===========  ===========  ===========  ===========  ==========


     Total gross profit increased 20.6% to $6,276,141 for the six months ended May 31, 1999 compared to $5,205,178 for the six months ended May 31, 1998. Cost of goods sold was approximately 72.7% of STS revenues for the six months ended May 31, 1999, compared with 75.2% for the six months ended May 31, 1998. This decrease is primarily due to the decreased cost of long distance from the Company's suppliers. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 18% for the six months ended May 31, 1999 compared with 24% for six months ended May 31, 1998. This decrease is due to a slightly lower percentage of system sales revenues, which have a lower gross profit margin than maintenance revenues, as well as a higher percentage of TelMaster sales, which have a higher gross profit margin than RATEX systems.

     Overall operating expenses increased 20.6%, or $873,133, for the six months ended May 31, 1999 to $5,093,559 from $5,205,178 for the six months ended May 31, 1998. This increase is primarily due to the addition of the Network Services and Recovery Services divisions, which had combined operating expenses of approximately $300,000 during the first half of fiscal 1999. The increase is also due to higher human resource costs, including a $208,000 increase in sales personnel related expenses. Operating expenses as a percentage of revenue increased slightly to 33.8% compared to 29.8% for the six months ended May 31, 1998. Research and development costs expensed and incurred during the six months ended May 31, 1999 and 1998 were $506,000 and $250,000, respectively.

     The provision for income taxes was $591,900 and $520,200 for the six months ended May 31, 1999 and 1998, respectively. This represents 39.5% and 45% of income before provision for income taxes for 1999 and 1998, respectively. This percentage decrease is primarily attributable to higher income from tax-free investments.

     Net income from continuing operations increased to $908,370 for the first half of fiscal 1999 from $635,785 in the first half of fiscal 1998.

     For the six months ended May 31, 1999, gain on disposal of GoodNet subsidiary represents additional gain realized as a result of the sale of 79,387 shares of WinStar common stock received in the sale of GoodNet to WinStar. See "Investment Securities - WinStar Shares" in the notes to the consolidated financial statements.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  THREE  MONTH  PERIODS  ENDED  MAY  31,  1999  AND  1998
(in  thousands  except  per  share  items)

                        Three  months  ended  May  31,  1999                          Three  months  ended  May  31,  1998
                        ------------------------------------                          ------------------------------------

                                 System    Custom    Network     Recovery                     System  Custom
                       STS       Sales     Billing   Services    Services    Total    STS     Sales   Billing   Total
                       --------  --------  --------  ----------  ----------  -------  ------  ------  --------  ------
Sales, Net. . . . . .  $ 5,573   $ 1,286   $    287  $      79   $       -   $ 7,225  $5,555  $1,323  $    220  $7,098
Cost of Sales . . . .    4,079       249          5          -           -     4,333   4,219     298         -   4,517
                       --------  --------  --------  ----------  ----------  -------  ------  ------  --------  ------
Gross Profit. . . . .    1,494     1,037        282         79           -     2,892   1,336   1,025       220   2,581
                       --------  --------  --------  ----------  ----------  -------  ------  ------  --------  ------
General &
Administrative
   Expenses:
General . . . . . . .      847     1,052        251        124         101     2,375     840     787       199   1,826
Depreciation. . . . .       38        33          5          -           -        76      48      29         -      77
Bad Debt. . . . . . .       62         1          3          -           -        66      79       -         -      79
Corporate
  Allocations:
General . . . . . . .       53        14          4          1           1        73      54      15         5      74
Depreciation. . . . .       26        24          6          2           -        58      33       8         3      44
                       --------  --------  --------  ----------  ----------  -------  ------  ------  --------  ------
                         1,026     1,124        269        127         102     2,648   1,054     839       207   2,100
                       --------  --------  --------  ----------  ----------  -------  ------  ------  --------  ------

Operating Income. . .      468       (87)        13        (48)       (102)      244     282     186        13     481
    (Loss)

Other Income. . . . .                                                            157                                92
                                                                             --------                           ------

Pretax Income . . . .                                                            401                               573

Income Tax Provision                                                            (121)                             (257)
                                                                             --------                           -------
Income from Continuing
   Operations                                                                $   280                            $  316
                                                                             ========                           =======

Diluted Earnings per
  Share-Continuing
  Operations. . . . .                                                        $  0.07                            $  0.08

RESULTS  OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MAY 31, 1999 AND 1998

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 1.8% to $7,224,389 for the three months ended May 31, 1999 compared to $7,098,708 for the three months ended May 31, 1998. The Company's revenue is derived from four principal product lines and services:
STS Outsourcing Programs, System Sales and Maintenance, Customized Billing Outsourcing Services and Network Services.

       STS revenues were $5,572,551 for the three months ended May 31, 1999 compared to $5,555,832 for the three months ended May 31, 1998, an increase of 0.3%. Revenues from System Sales and Maintenance were $1,286,040 for the three month ended May 31, 1999 compared to $1,322,783 for the three months ended May 31, 1998, a decrease of 2.8%. Revenue from the TelMaster product increased 39.1%, while revenue from the DCS product decreased 37.8%. This is primarily due to a significant decrease in demand for this text-based product. We expect DCS revenue to continue to decline. For the three months ended May 31, 1999 and 1998, revenues from Customized Billing Services were approximately $287,000 and $220,000, respectively. This 31% increase is due to the development of customized billing services for Qwest Communications and Blue Cross Blue Shield of Massachusetts, and is offset by the loss of the MDU contract with Bell Atlantic in March 1999. Network Services, which began operations in December 1998, had revenues of approximately $78,000 during the second quarter of fiscal 1999.


          Three  Months  Ended  May  31,

                      1999        1998        1997        1996        1995
                   ----------  ----------  ----------  ----------  ----------
REVENUE
DCS . . . . . . .  $  322,284  $  518,413  $  578,656     548,803     312,804
RATEX . . . . . .     394,193     395,018     202,395     298,288     213,320
Telemangement . .     569,563     409,352     493,090     600,826     522,343
                   ----------  ----------  ----------  ----------  ----------
System Sales. . .   1,286,040   1,322,783   1,274,141   1,447,917   1,048,467
STS . . . . . . .   5,572,551   5,555,832   4,200,661   4,079,057   3,815,949
Custom Billing. .     287,469     220,093     142,173     163,894      57,882
Network Services.      78,088           -           -           -           -
Recovery Services         241           -           -           -           -
                   ----------  ----------  ----------  ----------  ----------
                   $7,224,389  $7,098,708  $5,616,975  $5,690,868  $4,922,298


     Total gross profit increased by 12% to $2,892,021 for the three months ended May 31, 1999 compared to $2,581,561 for the three months ended May 31, 1998. Cost of goods sold was approximately 73.2% of STS revenues for the three months ended May 31, 1999, compared with 75.9% for the three months ended May 31, 1998. This decrease is primarily due to the decreased cost of long distance from the Company's suppliers. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 19.3% for the three months ended May 31, 1999 compared with 22.5% for three months ended May 31, 1998.

     Overall operating expenses increased by 26%, or $546,317, for the three months ended May 31, 1999 to $2,647,242 from $2,100,925 for the three months ended May 31, 1998. This increase is primarily due to the addition of the Network Services and Recovery Services divisions, which had combined operating expenses of approximately $229,000 during the second quarter of fiscal 1999. The increase is also due to higher human resource costs, including a $54,000 increase in sales personnel related expenses. Operating expenses as a percentage of revenue increased to 37% from 30% for the three months ended May 31, 1998. Research and development costs for the three months ended May 31, 1999 and 1998 were $272,000 and $116,000, respectively.

     The provision for income taxes was $121,100 and $257,150 for the three months ended May 31, 1999 and 1998, respectively. This represents 30% and 45% of income before provision for income taxes for 1999 and 1998, respectively. This percentage decrease is primarily attributable to an increased percentage of interest from tax-free investments included in income from continuing operations.

     Income from continuing operations decreased to $279,772 for the second quarter of fiscal 1999 from $316,090 in the second quarter of fiscal 1998. This is primarily attributable to the increase in operating expenses from the launch of Network Services, Recovery Services, and the increase in personnel related expenses in sales and research & development.

NETWORK  SERVICES

     During the first half of fiscal 1999, the Company formed a Network Services division to initially sell telecommunication services to companies in Arizona. The division sells dial tone and data transport services via strategic agent relationships with Regional Bell Operating Companies ("RBOCs"). The division offers expertise in telecommunications network services to the end user of the RBOCs and will provide consultation on new product offerings, ways to enhance current services, and ongoing upgrades and improvements. For the six months ended May 31, 1999, the division generated $130,000 in revenues and a loss of ($68,000).
RECOVERY  SERVICES

     During the second quarter of fiscal 1999, the Company hired two executives to run the Company's Recovery Services division. These individuals have 27 years of combined industry experience in two leading companies. The Recovery Services division assists large organizations in analyzing, recovering, and optimizing their telecommunications expenditures. This division is headquartered in New Jersey. Initially, the Company will focus its marketing efforts on the East Coast. The division is expected to generate a loss of approximately ($500,000) in fiscal 1999.

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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $1,786,389 at May 31, 1999 from $7,740,219 at November 30, 1998. During the six months ended May 31, 1999, investment securities increased $3,578,544. Combined, the Company's cash and investment holdings decreased approximately $2,375,000. During the first half of 1999, activities from continuing operations used approximately $2,247,000,
which  includes  $1,234,000  in  taxes.    Additionally,  the  Company  used
approximately $184,000 in cash to purchase treasury stock. The Company received $2,909,232 upon the sale of 79,387 shares of WinStar stock and paid $605,100 in taxes related to the sale of GoodNet, including this sale of the WinStar stock.

     Accounts receivable decreased to $6,127,000 from $7,435,184 as of November 30, 1998 ($5,520,619 and $6,933,089, net of allowance for uncollectibles as of May 31, 1999 and November 30, 1998 respectively). This decrease is due to increased collections on accounts past due.

     As of May 31, 1999, the Company had a net current and deferred tax asset of $904,400 compared with a net deferred tax asset of $43,700 of November 30, 1998. This is due to the payment of taxes related to the WinStar stock sale and the sale of GoodNet, as well as an increase in estimated tax payments for the current fiscal year.

     Accounts  payable  and  accrued  liabilities decreased to $4,307,462 from
$8,208,584  as  of  November  30,  1998.    As  of  May  31,  1998,  there was
approximately  $4,596,837  in  accounts  payable  and  accrued  liabilities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At May 31, 1999, the Company had cash of $1,786,389 and investment securities of $13,515,333. The Company believes that present cash reserves available, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

SEASONALITY

     The Company generally completes the sale of the majority of STS Outsourcing Program and STS Program system installations in the higher education industry during the spring and early summer months. The implementation and installation of these systems and services occurs during the summer months. Revenues derived from STS Outsourcing Programs are highest in the fall and spring, and lowest during the winter holiday and the summer months when university students are on vacation. As a result, the Company's revenues have consistently been highest during the fourth quarter, and lowest during the third quarter.


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

     TELESOFT  CORP.



     BY           /s/      Michael F. Zerbib
           -------------------------------------------------
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    July  1,  1999


Exhibit  11;  Earnings  (Loss)  per  share

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share:

                                      THREE  MONTHS  ENDED  MAY  31  SIX  MONTHS  ENDED  MAY  31


                                             1999       1998      1999       1998

BASIC EARNINGS (LOSS) PER COMMON SHARE:
------------------------------------------
NUMERATOR
Income from continuing operations             279,772    316,090    908,370    635,785
Loss from operations of GoodNet Subsidiary       -          -          -       (68,428)
Gain on disposal of GoodNet                      -          -       367,509  8,162,389
                                            ---------  ---------  ---------  ----------
Net earnings available to common              279,772    316,090  1,275,879  8,729,746
Shareholders                                =========  =========  =========  ==========
DENOMINATOR
Weighted average number of shares           3,711,500  3,787,500  3,715,715  3,787,500
    Outstanding                             =========  =========  =========  ==========


PER SHARE AMOUNTS

Income from continuing operations. . . . .        .08        .08        .24        .17
Loss from operations of GoodNet. . . . . .          -          -          -       (.02)
    Subsidiary
Gain on disposal of GoodNet. . . . . . . .          -          -        .10       2.16
                                            ---------  ---------  ---------  ----------
Net earnings available to common . . . . .        .08        .08        .34       2.31
    Shareholders                            =========  =========  =========  ==========



DILUTED EARNINGS (LOSS) PER SHARE
----------------------------------
NUMERATOR
Income from continuing operations .           279,772    316,090     908,370     635,785
Loss from operations of GoodNet. .                  -          -           -     (68,428)
    subsidiary
Gain on disposal of GoodNet. . . .                  -          -     367,509   8,162,389
                                            ---------  ---------  ----------  ----------
Net earnings available to common .            279,772    316,090   1,275,879   8,729,746
    shareholders                            =========  =========  ==========  ==========
DENOMINATOR
Weighted average number of shares.          3,711,500  3,787,500   3,715,715   3,787,500
    outstanding
Effect of dilutive securities. . .
Options and warrants . . . . . . .            433,100    345,400     418,100     345,400
Stock acquired with proceeds . . .           (310,062)  (225,081)   (283,707)   (247,403)
                                            ---------  ---------  ---------  ----------

Weighted average common shares and          3,834,538  3,907,819   3,850,108   3,885,497
  assumed conversions outstanding           =========  =========  ==========  ==========

PER SHARE AMOUNTS
Income from continuing operations.                .07        .08         .24         .16
Loss from operations of GoodNet. .                  -          -           -        (.02)
    Subsidiary
Gain on disposal of GoodNet. . . .                  -          -         .10        2.11
                                            ---------  ---------  ----------  ----------
Net earnings available to common .                .07        .08         .34        2.25
 shareholders                               =========  =========  ==========  ==========
