Form 10QSB
period 1999-08-31
TELESOFT CORP
filed 1999-10-15
CIK 944142

DRAFT  FOR  DISCUSSION  PURPOSES  ONLY
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

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

                Yes  (X)                                               No (  )





Common Stock, no par value, 3,711,500 shares outstanding at September 30, 1999


Transitional  Small  Business  Disclosure  Format  Yes  (    )      No  (X)

                        PART I - FINANCIAL INFORMATION



ITEM  1.          FINANCIAL  STATEMENTS.



Consolidated Balance Sheets as of August 31, 1999 and November 30, 1998 . . . . . . . . . . . . . . . . .      3
Consolidated Statements of Operations for the three and nine month periods ended August 31, 1999 and 1998      4
Consolidated Statements of Cash Flows for the nine month periods ended August 31, 1999 and 1998 . . . . .  5 - 6
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET


                                                                       August 31, 1999    November 30, 1998

                                                                            (unaudited)
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $      1,181,044   $        7,740,219
Investment securities. . . . . . . . . . . . . . . . . . . . . . . .        12,207,500            9,936,789
Accounts receivable, net of allowance for uncollectibles of $631,862         5,453,633            6,933,089
    and $502,095, respectively
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           892,617              626,170
Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . .           782,237                    -
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           644,600              170,800
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           377,826              661,486
                                                                      -----------------  -------------------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . .        21,539,457           26,068,553

Property and equipment, net. . . . . . . . . . . . . . . . . . . . .         1,220,736            1,146,766
Computer software costs, net . . . . . . . . . . . . . . . . . . . .           205,975              314,962
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            82,750               90,048
                                                                      -----------------  -------------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     23,048,918   $       27,620,329
                                                                      =================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .  $              -   $          147,239
Accounts payable and accrued liabilities . . . . . . . . . . . . . .         2,801,497            8,208,584
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .           834,276              742,242
                                                                      -----------------  -------------------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .         3,635,773            9,098,065
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           245,200              127,100
                                                                      -----------------  -------------------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         3,880,973            9,225,165
                                                                      -----------------  -------------------
Commitments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                    -

Stockholders Equity:
Preferred Stock, no par value, 10,000,000 shares authorized; . . . .                 -                    -
   none issued and outstanding
Common Stock, no par value, 50,000,000 shares authorized;. . . . . .         7,286,159            7,286,159
   3,787,500 issued and 3,711,500 outstanding
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            80,069               80,069
Unrealized gain on investment securities . . . . . . . . . . . . . .             6,250               84,566
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .        12,162,531           11,127,129
Less Treasury Stock at cost, 76,000 and 39,000 shares,
    Respectively . . . . . . . . . . . . . . . . . . . . . . . . . .          (367,064)            (182,759)
                                                                      -----------------  -------------------
Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .        19,167,945           18,395,164
                                                                      -----------------  -------------------
Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $     23,048,918   $       27,620,329
                                                                      =================  ===================

The accompanying notes are an integral part of the consolidated financial statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS


                                                Three Months Ended    Nine Months Ended
                                                --------------------  -------------------
                                                August 31, 1999       August 31, 1998      August 31, 1999    August 31, 1998
                                                --------------------  -------------------  -----------------  -----------------
Sales, net . . . . . . . . . . . . . . . . . .  $         3,965,810   $        3,505,137   $     18,992,796   $     17,630,623
Cost of sales. . . . . . . . . . . . . . . . .            1,667,418            1,696,325         10,418,263         10,616,634
                                                --------------------  -------------------  -----------------  -----------------

Gross profit . . . . . . . . . . . . . . . . .            2,298,392            1,808,812          8,574,533          7,013,989
General and administrative expenses. . . . . .            2,907,652            2,164,207          8,001,211          6,384,632
                                                --------------------  -------------------  -----------------  -----------------

Operating (loss) income. . . . . . . . . . . .             (609,260)            (355,395)           573,322            629,357
                                                --------------------  -------------------  -----------------  -----------------
Other income (expense):
Interest income. . . . . . . . . . . . . . . .              130,089               62,504            448,303            180,528
Interest expense . . . . . . . . . . . . . . .                    -                 (377)              (255)              (678)
Other. . . . . . . . . . . . . . . . . . . . .               (1,506)               5,878             (1,777)            59,388
                                                --------------------  -------------------  -----------------  -----------------

                                                            128,583               68,005            446,271            239,238
                                                --------------------  -------------------  -----------------  -----------------
(Loss) Income from continuing. . . . . . . . .             (480,677)            (287,390)         1,019,593            868,595
   operations before benefit (provision)
   for income taxes
Benefit (Provision) for income taxes . . . . .              240,200              160,500           (351,700)          (359,700)
                                                --------------------  -------------------  -----------------  -----------------
(Loss) Income from continuing. . . . . . . . .             (240,477)            (126,890)           667,893            508,895
   operations
Loss from discontinued operations, . . . . . .                    -                    -                  -            (68,428)
   net of income taxes
Gain on disposal of GoodNet. . . . . . . . . .                    -                    -            367,509          8,162,389
   Subsidiary (net of income taxes of
   $239,500 in 1999 and $5,648,300
    in 1998)
                                                --------------------  -------------------  -----------------  -----------------
Net (loss) income. . . . . . . . . . . . . . .  $          (240,477)  $         (126,890)  $      1,035,402   $      8,602,856
                                                ====================  ===================  =================  =================
Basic earnings (loss) per share:
Continuing operations. . . . . . . . . . . . .  $             (0.06)  $            (0.03)  $           0.18   $           0.13
Discontinued operations. . . . . . . . . . . .                    -                    -                  -              (0.02)
Sale of discontinued operations. . . . . . . .                    -                    -               0.10               2.16
                                                --------------------  -------------------  -----------------  -----------------
Net income (loss). . . . . . . . . . . . . . .  $             (0.06)  $            (0.03)  $           0.28   $           2.27
                                                ====================  ===================  =================  =================
Diluted earnings (loss) per share:
Continuing operations. . . . . . . . . . . . .  $             (0.06)  $            (0.03)  $           0.17   $           0.13
Discontinued operations. . . . . . . . . . . .                    -                    -                  -              (0.02)
Sale of discontinued operations. . . . . . . .                    -                    -               0.10               2.10
                                                --------------------  -------------------  -----------------  -----------------
Net income (loss). . . . . . . . . . . . . . .  $             (0.06)  $            (0.03)  $           0.27   $           2.21
                                                ====================  ===================  =================  =================
Weighted average number of shares outstanding
- basic. . . . . . . . . . . . . . . . . . . .            3,711,500            3,787,500          3,714,299          3,787,500
- diluted. . . . . . . . . . . . . . . . . . .            3,711,500            3,787,500          3,838,909          3,891,966
                                                ====================  ===================  =================  =================

The accompanying notes are an integral part of the consolidated financial statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  NINE  MONTHS  ENDED  AUGUST  31,  1999  AND  1998  (UNAUDITED)


                                                         1999           1998
                                                     -------------  -------------

(Decrease) increase in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers. . . . . . . . . . . .  $ 20,424,534   $ 19,768,868
Cash paid to suppliers and employees. . . . . . . .   (23,585,704)   (19,641,688)
Interest paid . . . . . . . . . . . . . . . . . . .          (255)          (678)
Interest received . . . . . . . . . . . . . . . . .       395,576        174,213
Income taxes paid . . . . . . . . . . . . . . . . .    (1,271,276)      (528,998)

                                                     -------------  -------------
Net cash used in by operating activities of . . . .    (4,037,125)      (228,283)
   Continuing operations
                                                     -------------  -------------
Cash flows from investing activities:
Purchase of property and equipment. . . . . . . . .      (364,834)      (537,086)
Cash received from sale of equipment. . . . . . . .         1,054         26,812
Collection of notes receivable. . . . . . . . . . .       373,153              -
Cash received from sale of investment securities. .     4,874,232      2,000,000
Purchase of investment securities . . . . . . . . .    (6,616,250)    (3,300,000)
                                                     -------------  -------------


Net cash used in investing activities of. . . . . .    (1,732,645)    (1,810,274)
   Continuing operations
                                                     -------------  -------------
Cash flows from financing activities:
Purchases of treasury stock . . . . . . . . . . . .      (184,305)             -
                                                     -------------  -------------

Net cash used in financing activities of. . . . . .      (184,305)             -
   Continuing operations
                                                     -------------  -------------

Cash used in continuing operations. . . . . . . . .    (5,954,075)    (2,038,557)

Cash (used in) provided by discontinued operations,      (605,100)     1,435,437
   Including income taxes paid in the amount of
   $605,100 for 1999 and $610,000 for 1998
                                                     -------------  -------------
Net decrease in cash and cash equivalents . . . . .    (6,559,175)      (603,120)

Cash and cash equivalents at beginning of period. .     7,740,219      1,621,784
                                                     -------------  -------------

Cash and cash equivalents at end of fiscal period .  $  1,181,044   $  1,018,664
                                                     =============  =============


The accompanying notes are an integral part of the consolidated financial statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
FOR  THE  NINE  MONTHS  ENDED  AUGUST  31,  1999  AND  1998  (UNAUDITED)



                                                           1999          1998
                                                       ------------  ------------

Reconciliation of net income to net cash used in operating activities from continuing operations:

Net Income. . . . . . . . . . . . . . . . . . . . . .  $ 1,035,402   $ 8,602,856
                                                       ------------  ------------

Adjustments to reconcile net income to net cash
         Used in operating activities from continuing
          Operations:
Loss from discontinued operations . . . . . . . . . .            -        68,428
Gain on sale of discontinued operations . . . . . . .     (367,509)   (8,162,389)
Income taxes payable and deferred taxes . . . . . . .      365,600    (4,625,800)
     Related to sale of discontinued operations
Depreciation and amortization . . . . . . . . . . . .      396,914       369,094
Loss (gain) on sale of fixed assets . . . . . . . . .        1,883       (20,739)
Interest income included with note receivable . . . .       (2,294)      (15,633)

Changes in Assets and Liabilities:
Accounts receivable, net. . . . . . . . . . . . . . .    1,479,456     2,177,938
Inventory . . . . . . . . . . . . . . . . . . . . . .     (266,447)     (238,027)
Other current assets. . . . . . . . . . . . . . . . .      (87,199)      (27,314)
Deferred taxes, net . . . . . . . . . . . . . . . . .     (355,700)    4,125,200
Other assets. . . . . . . . . . . . . . . . . . . . .        7,298         2,256
Accounts payable and accrued liabilities. . . . . . .   (5,407,087)   (2,910,374)
Deferred revenue. . . . . . . . . . . . . . . . . . .       92,034        94,919
Income taxes payable. . . . . . . . . . . . . . . . .     (147,239)      264,923
Income taxes receivable . . . . . . . . . . . . . . .     (782,237)       66,379
                                                       ------------  ------------

                                                        (5,072,527)   (8,831,139)
                                                       ------------  ------------
Net cash used in operating activities from. . . . . .  $(4,037,125)  $  (228,283)
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

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  nine  month  periods  ended  August  31,  1999  and  1998

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending November 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended November 30, 1998.

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

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
For  the  nine  month  periods  ended  August  31,  1999  and  1998

3.          INVESTMENT  SECURITIES

WINSTAR  SHARES

The Company accounted for its investment in WinStar as an available-for-sale equity security, which accordingly was carried at market value. During the nine months ended August 31, 1999, the Company sold the last of its WinStar shares, or 79,387 shares, resulting in net proceeds before taxes of $2,909,232.

INTERNATIONAL  TELECOMMUNICATION  DATA  SYSTEMS  INC.  SHARES  (ITDS)

The Company accounts for its investment in ITDS, which trades on NASDAQ under the symbol ITDS, as an available-for-sale equity security, which accordingly is carried at market value. During the nine months ended August 31, 1999, the Company purchased 20,000 ITDS shares for $151,250. As of August 31, 1999 the shares were valued at $157,500.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  NINE  MONTH  PERIODS  ENDED  AUGUST  31,  1999  AND  1998
(in  thousands  except  per  share  items)

                       Nine  months  ended  August  31,  1999                        Nine  months  ended  August  31,  1998
                       --------------------------------------                        --------------------------------------

                                 System   Custom    Network     Recovery                       System  Custom
                       STS       Sales    Billing   Services    Services    Total    STS       Sales   Billing   Total

Sales, Net. . . . . .  $12,690   $ 4,915  $  1,173  $     165   $      50   $18,993  $12,253   $4,382  $    996  $17,631
Cost of Sales . . . .    9,397       990        31          -           -    10,418    9,355    1,261         1   10,617
                       --------  -------  --------  ----------  ----------  -------  --------  ------  --------  -------
Gross Profit. . . . .    3,293     3,925     1,142        165          50     8,575    2,898    3,121       995    7,014
                       --------  -------  --------  ----------  ----------  -------  --------  ------  --------  -------
General &
Administrative
   Expenses:
General . . . . . . .    2,632     3,252       845        283         256     7,268    2,561    2,602       498    5,661
Depreciation. . . . .      116        99        16          -           -       231      152       82         -      234
Amortization. . . . .        -         -         -          -           -         -        -        2         -        2
Bad Debt. . . . . . .      124         3        13          -           -       140      163        9         1      173
Corporate
  Allocations:
General . . . . . . .      143        38        13          1           1       196      134       36        12      182
Depreciation. . . . .       75        71        15          5           -       166       98       26         9      133
                       --------  -------  --------  ----------  ----------  -------  --------  ------  --------  -------
                         3,090     3,463       902        289         257     8,001    3,108    2,757       520    6,385
                       --------  -------  --------  ----------  ----------  -------  --------  ------  --------  -------

Operating Income. . .      203       462       240       (124)       (207)      574     (210)     364       475      629
    (Loss)
Other Income. . . . .                                                           446                                  239
                                                                            -------                              -------

Pretax Income . . . .                                                         1,020                                  868

Income Tax. . . . . .
  Provision . . . . .                                                          (352)                                (359)
                                                                            -------                              -------

Income from Continuing                                                      $   668                              $   509
  Operations                                                                ========                             =======

Diluted Earnings per
  Share-Continuing
  Operations. . . . .                                                       $  0.17                              $  0.13
                                                                            ========                             =======

RESULTS  OF  OPERATIONS  FOR  THE NINE MONTH PERIODS ENDED AUGUST 31, 1999 AND
1998

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 7.7% to $18,992,796 for the nine months ended August 31, 1999 compared to $17,630,623 for the nine months ended August 31, 1998. The Company's revenue is derived from five principal product lines and services: STS Outsourcing Programs, System Sales and Maintenance, Customized Billing Outsourcing Services and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

     STS revenues were $12,689,765 for the nine months ended August 31, 1999 compared to $12,252,518 for the nine months ended August 31, 1998, an increase of 3.6%. Revenues from System Sales and Maintenance were $4,915,080 for the nine months ended August 31, 1999 compared to $4,382,069 for the nine months ended August 31, 1998, a increase of 12.2%. Revenue from the TelMaster product increased 104%, while revenue from the RATEX and DCS products decreased 18.3% and 14.9% respectively. The decrease from the RATEX product is primarily due to unusually strong sales during the first nine months of fiscal 1998. The decrease in DCS revenue is primarily due to a significant decrease in demand for this text-based product. We expect DCS revenue to continue to decline. For the nine months ended August 31, 1999 and 1998, revenues from Customized Billing Services were approximately $1,173,000 and $996,000, respectively. The 17.7% increase in revenues is attributable to the development of customized billing services for Qwest Communications and is offset by the loss of the MDU contract with Bell Atlantic in March 1999. Network Services, which began operations in December 1998, had revenues of approximately $165,000 during the nine months ended August 31, 1999. Recovery Services, which began operations in March 1999, had revenues of approximately $50,000 during the first nine months of fiscal 1999.


                       Nine  Months  Ended  August  31,

REVENUE                1999         1998         1997         1996         1995
                   -----------  -----------  -----------  -----------  -----------

DCS . . . . . . .  $ 1,040,532  $ 1,223,142  $ 1,392,374  $ 1,339,670  $ 1,600,517
RATEX . . . . . .    1,717,340    2,101,899      826,413      974,094      586,528
Telemanagement. .    2,157,208    1,057,028      984,898    1,251,877    1,613,914
                   -----------  -----------  -----------  -----------  -----------
     System Sales    4,915,080    4,382,069    3,203,685    3,565,641    3,800,959
STS . . . . . . .   12,689,765   12,252,518    9,229,288    9,025,335    8,320,779
Custom Billing. .    1,172,502      996,036      754,130      340,846      121,973
Network Services.      165,435            -            -            -            -
Recovery Services       50,014            -            -            -            -
                   -----------  -----------  -----------  -----------  -----------
                   $18,992,796  $17,630,623  $13,187,103  $12,931,822  $12,243,711


     Total gross profit increased 22.2% to $8,574,533 for the nine months ended August 31, 1999 compared to $7,013,989 for the nine months ended August 31, 1998. Cost of goods sold was approximately 74.0% of STS revenues for the nine months ended August 31, 1999, compared with 76.4% for the nine months ended August 31, 1998. This decrease is primarily due to the decreased cost of long distance from the Company's suppliers. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 20.1% for the nine months ended August 31, 1999 compared with 28.8% for nine months ended August 31, 1998. This decrease is due to a higher mix of software development revenues, which have a higher gross profit margin than hardware system revenues, as well as a higher percentage of TelMaster sales, which have a higher gross profit margin than RATEX systems.

     Overall operating expenses increased 25.3%, or $1,616,579, for the nine months ended August 31, 1999 to $8,001,211 from $6,384,632 for the nine months ended August 31, 1998. This increase is primarily due to an increase in human resources in the areas of TelMaster research and development, sales, and support services, as well as the addition of the Network Services and Recovery Services divisions. Research and development costs incurred and expensed during the nine months ended August 31, 1999 and 1998 were $970,000 and $431,000, respectively, while sales and support related expenses increased $163,000 and $110,000, respectively. Increased effort in the Customized Billing division, primarily as a result of the Qwest project, also contributed approximately $97,000 in increased customer service related expenses. Network Services and Recovery Services divisions had combined operating expenses of approximately $546,000 during the nine months ended August 31, 1999. Operating expenses as a percentage of revenue increased to 42.1% compared to 36.2% for the nine months ended August 31, 1998. We expect to continue to see increases in TelMaster research and development, sales and professional services expenses as part of our effort to increase TelMaster product sales.

     The provision for income taxes was $351,700 and $359,700 for the nine months ended August 31, 1999 and 1998, respectively. This represents 34.5% and 41.4% of income before provision for income taxes for 1999 and 1998, respectively. This percentage decrease is primarily attributable to higher income from tax-free investments.

     Net income from continuing operations increased to $667,893 for the nine months ended August 31, 1999 from $508,895 for the nine months ended August 31, 1998.

     For the nine months ended August 31, 1999, gain on disposal of GoodNet subsidiary represents additional gain realized as a result of the sale of 79,387 shares of WinStar common stock received in the sale of GoodNet to WinStar. See "Investment Securities - WinStar Shares" in the notes to the consolidated financial statements.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  THREE  MONTH  PERIODS  ENDED  AUGUST  31,  1999  AND  1998
(in  thousands  except  per  share  items)

                         Three  months  ended  August  31,  1999                        Three  months  ended  August  31,  1998
                         ---------------------------------------                        ---------------------------------------

                                 System    Custom     Network     Recovery                       System  Custom
                       STS       Sales     Billing    Services    Services    Total     STS      Sales   Billing   Total
                       --------  --------  ---------  ----------  ----------  --------  -------  ------  --------  -------
Sales, Net. . . . . .  $ 1,299   $ 2,365   $    217   $      35   $      50   $ 3,966   $1,242   $1,730  $    534  $3,506
Cost of Sales . . . .    1,117       524         26           -           -     1,667    1,072      624         1   1,697
                       --------  --------  ---------  ----------  ----------  --------  -------  ------  --------  -------
Gross Profit. . . . .      182     1,841        191          35          50     2,299      170    1,106       533   1,809
                       --------  --------  ---------  ----------  ----------  --------  -------  ------  --------  -------
General &
Administrative
   Expenses:
General . . . . . . .      919     1,210        316          89         155     2,689      931      839       195   1,965
Depreciation. . . . .       41        33          6           -           -        80       57       27         -      84
Bad Debt. . . . . . .        8         -         10           -           -        18       14        1         -      15
Corporate
  Allocations:
General . . . . . . .       45        12          5           -           -        62       41       11         4      56
Depreciation. . . . .       27        25          4           2           -        58       33        9         3      45
                       --------  --------  ---------  ----------  ----------  --------  -------  ------  --------  -------
                         1,040     1,280        341          91         155     2,907    1,076      887       202   2,165
                       --------  --------  ---------  ----------  ----------  --------  -------  ------  --------  -------

Operating Income. . .     (858)      561       (150)        (56)       (105)     (608)    (906)     219       331    (356)
    (Loss)
Other Income. . . . .                                                             128                                  68
                                                                              --------                             -------

Pretax Income . . . .                                                            (480)                               (288)

Income Tax Provision.                                                             240                                 161
                                                                              --------                             -------

Loss from
  Continuing
  Operations. . . . .                                                         $  (240)                             $  (127)
                                                                              ========                             =======

Loss per
  Share-Continuing
  Operations. . . . .                                                         $ (0.06)                             $ (0.03)
                                                                              ========                             ========

RESULTS  OF  OPERATIONS  FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 1999 AND
1998

     The results of operations of the Company do not include the results of operations of Telesoft Acquisition Corp. II, d.b.a. GoodNet ("GoodNet"), its former 71% owned subsidiary which was sold effective January 12, 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 13.1% to $3,965,810 for the three months ended August 31, 1999 compared to $3,505,137 for the three months ended August 31, 1998. The Company's revenue is derived from five principal product lines and services: STS Outsourcing Programs, System Sales and Maintenance, Customized Billing Outsourcing Services and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to poor performance.

     STS revenues were $1,299,286 for the three months ended August 31, 1999 compared to $1,240,874 for the three months ended August 31, 1998, an increase of 4.7%. Revenues from System Sales and Maintenance were $2,364,844 for the three month ended August 31, 1999 compared to $1,730,822 for the three months ended August 31, 1998, an increase of 36.6%. Revenue from the TelMaster product increased 389.9%. This increase is partially attributable to the State of California CALNET contract with Pacific Bell and MCI WorldCom. For the three months ended August 31, 1999 and 1998, revenues from Customized Billing Services were approximately $216,000 and $533,000, respectively. This decrease is due to the loss of the MDU contract with Bell Atlantic in March 1999, as well as approximately $115,000 in start up revenues billed in the third quarter of 1998. Network Services and Recovery Services, which began operations in December 1998 and March 1999 respectively, had revenues of approximately $36,000 and $50,000, respectively, during the third quarter of fiscal 1999.


     Three  Months  Ended  August  31,

REVENUE               1999        1998        1997        1996        1995
                   ----------  ----------  ----------  ----------  ----------

DCS . . . . . . .  $  379,306  $  316,500  $  563,454     412,782     726,065
RATEX . . . . . .     991,565   1,211,434     465,803     381,745     342,525
Telemangement . .     993,973     202,888     279,572     263,296     837,775
                   ----------  ----------  ----------  ----------  ----------
System Sales. . .   2,364,844   1,730,822   1,308,829   1,057,823   1,906,365
STS . . . . . . .   1,299,286   1,240,874     960,645     914,584     759,574
Custom Billing. .     216,028     533,441     444,063      33,531           -
Network Services.      35,879           -           -           -           -
Recovery Services      49,773           -           -           -           -
                   ----------  ----------  ----------  ----------  ----------
                   $3,965,810  $3,505,137  $2,713,537  $2,005,938  $2,665,939




     Total gross profit increased by 27.1% to $2,298,392 for the three months ended August 31, 1999 compared to $1,808,811 for the three months ended August 31, 1998. Cost of goods sold was approximately 86% of STS revenues for the three months ended August 31, 1999 and 1998. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 22.2% for the three months ended May 31, 1999 compared with 36.1% for three months ended May 31, 1998.

     Overall operating expenses increased by 34.4%, or $743,445, for the three months ended August 31, 1999 to $2,907,652 from $2,164,207 for the three months ended August 31, 1998. This increase is primarily due to an increase in human resources in the areas of TelMaster research and development, sales, and support services, as well as the addition of the Network Services and Recovery Services divisions. Research and development costs for the three months ended August 31, 1999 and 1998 were $464,000 and $181,000, respectively. Network Services and Recovery Services had combined operating expenses of approximately $210,000 during the third quarter of fiscal 1999. We expect to continue to see increases in TelMaster research and development, sales and support services expenses as part of our continued effort to grow TelMaster product sales. Operating expenses as a percentage of revenue increased  to  73%  from  62%  for  the  three  months  ended August 31, 1998.

     The income tax benefit was $240,200 and $160,500 for the three months ended August 31, 1999 and 1998, respectively. This represents 50% and 55% of income before provision for income taxes for 1999 and 1998, respectively.

     Loss from continuing operations increased to $240,477 for the third quarter of fiscal 1999 from $126,890 in the third quarter of fiscal 1998. This is primarily attributable to the increase in operating expenses from the launch of Network Services, Recovery Services, and the increase in personnel related expenses in sales, and research and development.

NETWORK  SERVICES

     During the first nine months of fiscal 1999, the Company formed a Network Services division to initially sell telecommunication services to companies in Arizona. The division sold dial tone and data transport services via strategic agent relationships with Regional Bell Operating Companies ("RBOCs"). For the nine months ended August 31, 1999, the division generated $165,000 in revenues and a loss of ($124,000). Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $1,181,044 at August 31, 1999 from $7,740,219 at November 30, 1998. During the nine months ended August 31, 1999, investment securities increased $2,270,711. Combined, the Company's cash and investment holdings decreased approximately $4,288,000. During the first nine months of 1999, activities from continuing operations used approximately $4,037,000, which includes $1,271,000 in taxes. Additionally, the Company used approximately $184,000 in cash to purchase treasury stock.
The Company received $2,909,232 upon the sale of 79,387 shares of WinStar stock and paid $605,100 in taxes related to the sale of GoodNet, including this sale of the WinStar stock.

     Accounts receivable decreased to $6,085,495 from $7,435,184 as of November 30, 1998 ($5,453,633 and $6,933,089, net of allowance for uncollectibles  as  of  August  31,  1999 and November 30, 1998 respectively).
This  decrease  is  due  to  increased  collections  on  accounts  past  due.

     As of August 31, 1999, the Company had a net current and deferred tax asset of $1,181,637 compared with a net deferred tax asset of $43,700 of November 30, 1998. This is due to the payment of taxes related to the WinStar stock sale and the sale of GoodNet, as well as an increase in estimated tax payments for the current fiscal year.

     Accounts  payable  and  accrued  liabilities decreased to $2,801,497 from
$8,208,584  as  of  November  30,  1998.    As  of  August 31, 1998, there was
approximately  $2,341,000  in  accounts  payable  and  accrued  liabilities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At August 31, 1999, the Company had cash of $1,181,044 and investment securities of $12,207,500. The Company believes that present cash reserves available, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

     TELESOFT  CORP.



     BY      /s/      Michael F. Zerbib
           ------------------------------------------
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    October  15,  1999


Exhibit  11;  Earnings  (Loss)  per  share
The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share:

                                             THREE  MONTHS  ENDED  AUGUST  31     NINE  MONTHS  ENDED  AUGUST  31

                                              1999        1998       1999       1998
                                              ----        ----       ----       ----





BASIC EARNINGS (LOSS) PER COMMON SHARE:
------------------------------------------
NUMERATOR
Income (loss) from continuing operations    (240,477)   (126,890)    667,893    508,895
Loss from operations of GoodNet Subsidiary      -           -           -       (68,428)
Gain on disposal of GoodNet                     -           -        367,509   8,162,389
                                            ---------   ---------   ---------  ---------
Net earnings available to common            (240,477)   (126,890)   1,035,402  8,602,856
Shareholders                                =========   =========   =========  =========
DENOMINATOR
Weighted average number of shares           3,711,500   3,787,500   3,714,299  3,787,500
    Outstanding                             =========   =========   =========  =========


PER SHARE AMOUNTS
Income (loss) from continuing operations .       (.06)       (.03)        .18        .13
Loss from operations of GoodNet Subsidiary          -           -           -       (.02)
Gain on disposal of GoodNet. . . . . . . .          -           -         .10       2.16
                                            ---------   ---------   ---------  ---------
Net earnings available to common . . . . .       (.06)       (.03)        .28       2.27
    Shareholders                            =========   =========   =========  =========



DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------------
NUMERATOR
Income (loss) from continuing operations. .   (240,477)   (126,890)    667,893     508,895
Loss from operations of GoodNet Subsidiary.          -           -           -     (68,428)
Gain on disposal of GoodNet . . . . . . . .          -           -     367,509   8,162,389
                                              ---------   ---------   ---------  ---------
Net earnings available to common. . . . . .   (240,477)   (126,890)  1,035,402   8,602,856
      Shareholders                            =========   =========   =========  =========
DENOMINATOR
Weighted average number of shares . . . . .  3,711,500   3,787,500   3,714,299   3,787,500
    Outstanding
Effect of dilutive securities . . . . . . .          -           -
Options and warrants (*). . . . . . . . . .          -           -     418,100     345,400
Stock acquired with proceeds (*). . . . . .          -           -    (293,490)   (240,934)
                                              ---------   ---------   ---------  ---------
Weighted average common shares and. . . . .  3,711,500   3,787,500   3,838,909   3,891,966
  assumed conversions outstanding            =========   =========   =========  =========

PER SHARE AMOUNTS

Income (loss) from continuing operations. .       (.06)       (.03)        .17         .13
Loss from operations of GoodNet Subsidiary.          -           -           -        (.02)
Gain on disposal of GoodNet . . . . . . . .          -           -         .10        2.10
                                              ---------   ---------   ---------  ---------
Net earnings available to common. . . . . .       (.06)       (.03)        .27        2.21
       Shareholders                           =========   =========   =========  =========
