Form 10KSB
period 1999-11-30
TELESOFT CORP
filed 2000-02-28
CIK 944142

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
     WASHINGTON,  D.C.  20549


     FORM  10-KSB

     ANNUAL  REPORT  UNDER  SECTION  13  OR  15(D)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

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

Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  of  this  Form  10-KSB      X
                                     ---

  Issuer's revenues from continuing operations for its most recent fiscal year were $29,377,592.

As of February 10, 2000, the number of shares of Common Stock outstanding was 3,711,500 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Issuer was approximately $8,420,000.

     -28-




     PART  I

ITEM  1.    DESCRIPTION  OF  BUSINESS.

GENERAL

     Telesoft Corp. (the "Company" or "Telesoft") provides telecommunications billing and customer care solutions to educational institutions, corporations and government agencies. The Company offers the following integrated hardware and proprietary software systems and services: the STS Outsourcing Program, Customized Billing Outsourcing Services, TelMaster Telemanagement System, Distribution Control System and RATEX Bookstore Solution. The Company also assists large organizations in analyzing, recovering, and optimizing their telecommunications expenditures.

HISTORICAL  HIGHLIGHTS

     The Company was incorporated in Arizona in May 1982. From 1982 to 1986 the Company focused primarily on its Distribution Control System product line. In 1986, the Company began to shift its focus to developing and marketing proprietary software and integrated systems to serve the long distance telecommunications and data management and call processing needs of the university and college market. In April 1996, the Company acquired Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet"), an Arizona-based internet service provider, to deploy a nationwide ATM network to sell high-speed connectivity to high-bandwidth users. In January 1998, the Company sold GoodNet to Winstar Communications, Inc. ("Winstar"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations". The Company's executive offices are located at 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012, and its telephone
number  is  (602)  308-2100.    The  Company's  website  is  located  at
www.telesoft.com.

RECENT  DEVELOPMENTS

     Self-Tender  Offer

     On  February  3, 2000, the Company commenced an offer to repurchase up to
2.3 million shares of its common stock pursuant to a "Dutch auction" self-tender offer. The tender offer price will be between $7.00 and $7.50 per share in cash, which would result in the payment to tendering stockholders of an up to a maximum of an aggregate of $17.25 million if all 2.3 million shares are tendered. The offer will expire at 12 Midnight, New York City time, March 6, 2000, unless extended.

     Joseph  Zerbib  Retires  as  President  and  Chief  Executive  Officer

     Effective February 1, 2000, Joseph Zerbib retired his position as the Company's president and chief executive officer. He will remain chairman of the board. The board of directors has appointed Michael Zerbib as president and chief executive officer of the Company.

In connection with his retirement, Joseph Zerbib has agreed to sell all of his 293,750 shares of the Company's common stock back to the Company at a price of $7.25 per share. The Company will purchase the shares at the earlier of the time the Company is deemed to have accepted for payment the shares of common stock with the self-tender offer described above and March 31, 2000.

 PRODUCTS  AND  SERVICES

     The  Company's  products  and  services  are  broken  down  as  follows:

(1)  STS  Outsourcing  Program
(2)  Customized  Billing  Outsourcing  Services
(3)  System  Sales  and  Maintenance
     (a)  TelMaster  Telemanagement  System  ("TMS")
     (b)  RATEX  Bookstore  Solution
     (c)  Distribution  Control  System  ("DCS")
     (d)  Software  and  Hardware  Recurring  Maintenance  Revenue
(4)  Telesoft  Recovery  Services  ("TRC")
(5)  Network  Services


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

     In August 1994, the Company began to offer these services to off-campus residents through its SunDial Program ("SunDial Program"). The SunDial Program is an integrated hardware and proprietary software system, which extends the STS Program services and advantages to off-campus students. The SunDial Program allows STS subscribers to place long distance calls from off-campus housing using a local number for long distance service from local area dwellings or using toll-free access dialing for long distance service anywhere in the United States at competitive rates. The SunDial Program also enables STS subscribers to continue to use the program after graduation. The SunDial Program uses Telesoft's proprietary software and Motorola hardware specially adapted for this software application.

     Telesoft markets these programs through alliances developed with RBOCs and interexchange carriers such as NYNEX, Bell Atlantic, MCI WorldCom and AT&T.

     Telesoft administers and operates its STS Program on a turnkey basis on 74 university and college campuses of various sizes including Rutgers College, the University of Southern California, the University of Delaware and Smith College.

     Telesoft has also sold the system, software and services required to administer the STS Program to approximately 75 additional campuses of various sizes nationwide, including Yale University, State University of New York at Oswego, Case Western Reserve University, the University of Oklahoma, Auburn University, and Fairfield University. Once a sale is consummated, the Company maintains and services the hardware and software under renewable one-year maintenance contracts.

                    CUSTOMIZED BILLING OUTSOURCING SERVICES

     The Company has concentrated its marketing efforts on the provision of customized billing outsourcing applications to Fortune 1000 companies and governmental agencies in conjunction with large Inter eXchange Carriers and RBOCs. During 1999, the Company implemented a customized billing service contract for approximately 25,000 Qwest Talk subscribers. Under the terms of the contract, the Company handles billing and customer service and provides marketing assistance for the Talk series of products. The Company also provides customized billing services for Bell Atlantic Data Solutions.

     During fiscal 1999, the Company has been developing a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. This service contract is valued at approximately $7 million over ten years.


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

     TelMaster is Telesoft's third generation telemanagement system. Based on client server technology, this product was released in the fourth quarter of 1996. During 1999, TelMaster implementations were initiated at American General Life, Aramark Corporation, California State University - Sacramento, Colgate Palmolive, GE Capital, 3M Corporation, and others.

     In addition to its extensive higher education customer base, the Company currently services customers such as GTE Internetworking, Pennsylvania State Geisinger Health Systems, Los Angeles County Public Works and St. Luke's Roosevelt Hospital in New York. Telesoft also provides telecommunications data management services and software for Bell of Pennsylvania and Pacific Bell Corp.

     TelMasterWeb is a newly introduced Java based set of modules providing secured intranet access to enterprise directory, charge back reports, and real-time access to billing and call detail information.

     RATEX Bookstore Solution. In March 1995, the Company acquired the RATEX line of software and related assets. RATEX is a software program designed for university bookstores to track merchandise through the ordering cycle to the point of sale. The RATEX product line includes software modules for merchandise and inventory management, buyer information, financial and accounting, point of sale and scanning for management acceptance of credit/debit cards, mail order and general merchandise management application. RATEX systems have been installed in over 70 universities in North America,
including  Ohio  State  University  and  Stanford  University.      In  1999,
installations of RATEX systems were initiated at Auraria Book Center, University of New Mexico, Ohio State University, Brigham Young University,
University  College  of  the  Fraser  Valley,  among  others.

     Distribution Control System. The Company has offered the DCS product since 1982. DCS is an automated control solution for the wholesale distribution industry. The Company includes extensive on-site training and maintenance services as part of its DCS package. The fully integrated software package has a modular design, which includes applications for sales order processing, inventory control, accounts receivable and sales analysis. DCS runs on the IBM RS6000 server family. DCSWEB is a newly introduced Java based business to business software module. This fully integrated web offering provides electronic catalog publishing with real time inventory control and flexible pricing shopping-cart system.

                          TELESOFT RECOVERY SERVICES

     During the second quarter of fiscal 1999, the Company hired two executives to run the Company's Recovery Services division headquartered in New Jersey. These individuals have 27 years of combined industry experience in two leading companies. The Recovery Services division assists large organizations in analyzing, recovering, and optimizing their telecommunications expenditures. Initial marketing efforts for this division have focused on the East Coast.

                               NETWORK SERVICES

     During 1999, the Company formed a Network Services division to sell telecommunication services, including dial tone and data transport services, via strategic agent relationships with Regional Bell Operating Companies. This division was discontinued in August 1999 due to unsatisfactory performance.


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

     In connection with its STS Program, the Company competes with AT&T, which provides long distance telephone service on a resale basis and offers long distance billing services to universities. The Company also competes with MCI WorldCom, Sprint and other long distance providers which market long distance services to the public and directly to college campuses. The STS product also competes with calling cards, prepaid cards and cellular/wireless service.

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


MAJOR  CUSTOMERS  AND  SUPPLIERS

     MCI WorldCom Inc provides a significant portion of the Company's long-distance telecommunications service. Although the Company is dependent upon this supplier, management believes comparable suppliers are available.

     During the fiscal years ended November 30, 1999 and 1998, the Company did not have any customers that accounted for greater than 10% of its revenues.

SALES  AND  MARKETING

     The Company's sales staff consists of 21 people who are responsible for all of the Company's marketing and sales efforts. Sales personnel are paid on both a salary and commission basis. The Company's executive officers also devote a substantial amount of their time to developing and maintaining personal relationships with the Company's customers and with prospective new customers.

RESEARCH  AND  DEVELOPMENT

     The Company conducts an active and ongoing research and development program that focuses on developing new and improved software products, and particularly those that are compatible with or enhance existing programs. Research and development costs for the fiscal years ended November 30, 1999 and 1998 were $1,424,000 and $622,000, respectively. These costs have been expensed during their respective fiscal years. Research and development costs have a current annual run-rate of approximately $1,756,000.

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

     The Company has not obtained trademark or trade name registration on the use of the names "Student Telephone Services," "STS Service Bureau," "SunDial Program," "RATEX", "DCS" or "Sunbelt Business Computers." The Company is in the process of investigating the feasibility and protection that might be afforded by registration of these names, or as trademarks or trade names on a national, regional or local basis.

BACKLOG

     Backlog is not material to the Company's business since it ships and installs its software and systems promptly upon receipt of customers' orders. While the Company does tend to experience higher installation activity on university campuses during the summer months, it has not historically had problems installing its products and performing its services in a timely fashion.

EMPLOYEES

     As of February 10, 2000, the Company had 164 full-time employees, four of which are in executive positions, 21 are engaged in sales and marketing, 23 are in software development and system management, 43 are in customer service and the balance are in various support positions. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

ITEM  2.    DESCRIPTION  OF  PROPERTY.


     During fiscal 1998, the Company leased 13,500 square feet of office space in Phoenix, Arizona, from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company's obligations under the terms of this verbal month to month lease were approximately $55,800 for 1998. The Company vacated this space in January 1998 and signed a ten-year lease for approximately 30,000 square feet of office space in Phoenix, Arizona. The Company's obligation under the terms of this lease agreement was approximately $392,000 and $346,000 for the fiscal years ended November 30, 1999 and 1998, respectively.

     The Company leases 2,200 square feet of office space in Fort Washington, Pennsylvania, which houses its RATEX operations. This lease agreement expires in May 2001. The Company's obligations under the terms of this lease were approximately $47,000 and $43,000 for the fiscal years ended November 30, 1999 and 1998, respectively.

     The Company leases approximately 2,100 square feet in Cranford, New Jersey, which houses its Telesoft Recovery Services operation. This lease agreement expires in July 2000. The Company's obligations under the terms of this lease were approximately $15,000 for 1999. There were no obligations under this lease agreement during 1998.

     The Company leases office space in Tempe, Arizona, which was used for GoodNet headquarters prior to its acquisition by the Company in April 1996. This lease agreement expires in March 2000. The Company is currently subleasing this space under terms similar to the Company's obligation for this lease, which was $37,000 and $33,300 for the fiscal years ended November 30, 1999 and 1998, respectively.

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




YEAR ENDED NOVEMBER 30, 1999    LOW      HIGH
----------------------------  -------  --------
                              $ 4 7/8  $      6
 First Quarter
 Second Quarter. . . . . . .   4 3/16         5
 Third Quarter . . . . . . .    4 3/8         4
 Fourth Quarter. . . . . . .   4 1/16   4 11/16






 YEAR ENDED NOVEMBER 30, 1998    LOW      HIGH
-----------------------------  --------  ------
                               $2 21/32  $5 1/8
 First Quarter
 Second Quarter . . . . . . .         4       5
 Third Quarter. . . . . . . .     3 3/8       6
 Fourth Quarter . . . . . . .    3 9/16       5




     As of February 10, 2000, there were 604 holders of record of the Common Stock of the Company. Although the Company has no limitations or restrictions on declaring dividends, the Company has not declared or paid dividends on its Common Stock and does not expect to declare or pay dividends in fiscal 2000.


ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALY-SIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS.

FORWARD  LOOKING  INFORMATION

     This  report  contains  forward-looking  statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to introduce and implement the TelMaster product. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

BACKGROUND

     The Company began as a value-added reseller in the wholesale distribution of accounting software (Distribution Control System) in 1982. During the fiscal year ended November 30, 1999, the Company derived approximately 67% of its revenues from continuing operations from its STS Outsourcing Program. The balance of revenues were derived from hardware, software, maintenance and other services in the university, Fortune 1000, governmental and wholesale distribution markets.

     The Company has adapted to fast-paced market changes by shifting its resources from providing generic or general system hardware and software to providing a full range of services in its specialty niches. The Company is continuously developing new products and services to maintain and expand its market share.

SELECTED  FINANCIAL  DATA

     The following selected financial data are derived from the Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants, for the years ended November 30, 1999 and 1998. Such selected financial data should be read in conjunction with the Company's financial statements and related notes set forth in Item 7 herein.




                                       Years Ended November 30,
                                      --------------------------
STATEMENT OF OPERATIONS DATA (1):. .                       1999           1998
                                      --------------------------  -------------

   Net sales . . . . . . . . . . . .  $              29,377,592   $ 28,250,373
   Cost of sales . . . . . . . . . .                (16,780,838)   (18,033,402)
                                      --------------------------  -------------
   Gross profit. . . . . . . . . . .                 12,596,754     10,216,971
   Income from operations. . . . . .                  1,261,686      1,544,157
   Other income. . . . . . . . . . .                    567,157        332,012
   Income from continuing operations                  1,249,043      1,089,578
   Diluted earnings per share- . . .  $                    . 33   $       . 28
       Continuing operations
   Weighted average number of. . . .                  3,832,067      3,888,033
       shares outstanding-diluted

                              Years Ended November 30,




                                      1999         1998
                               -----------  -----------

BALANCE SHEET DATA:
   Cash and investments . . .  $14,425,071  $17,677,008
   Working capital. . . . . .   18,452,329   16,970,488
   Total assets . . . . . . .   26,862,937   27,620,329
   Short-term debt. . . . . .            -            -
   Long-term debt . . . . . .            -            -
   Total stockholders' equity   19,990,765   18,395,164


(1)      Figures for 1999 and 1998 reflect results from continuing operations.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  FISCAL  YEARS  ENDED  NOVEMBER  30,  1999  AND  1998
(in  thousands  except  per  share  items)

                        Year  ended  November  30,  1999                            Year  ended  November  30,  1998
                        --------------------------------                            --------------------------------

                                System   Custom    Network     Recovery                      System  Custom
                       STS      Sales    Billing   Services    Services    Total    STS      Sales   Billing   Total
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
Sales, net. . . . . .  $19,816  $ 7,857  $  1,404  $     165   $     136   $29,378  $21,461  $5,570  $  1,219  $28,250
Cost of sales . . . .   14,766    1,980        35          -           -    16,781   16,504   1,529         -   18,033
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
Gross profit. . . . .    5,050    5,877     1,369        165         136    12,597    4,957   4,041     1,219   10,217
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
General &
administrative
   expenses:
General . . . . . . .    3,563    4,901     1,046        285         453    10,248    3,366   3,455       696    7,517
Depreciation. . . . .      160      137        21          -           -       318      190     109         -      299
Amortization. . . . .        -        -         -          -           -         -        -       2         -        2
Bad debt. . . . . . .      215        7        53          -           -       275      332      94         3      429
Corporate
  allocations:
General . . . . . . .      195       52        17          1           1       266      177      47        16      240
Depreciation. . . . .      101       99        23          5           -       228      137      37        12      186
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
                         4,234    5,196     1,160        291         454    11,335    4,202   3,744       727    8,673
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------

Operating income. . .      816      681       209       (126)       (318)    1,262      755     297       492    1,544
    (loss)
Other income. . . . .                                                          567                                 332
                                                                           -------                             -------

Pretax income . . . .                                                        1,829                               1,876
Income tax provision.                                                          580                                 786

                                                                           -------                             -------
Income from
  continuing
  operations. . . . .                                                      $ 1,249                             $ 1,090
                                                                           =======                             =======

Diluted earnings per
  share-continuing
  operations. . . . .                                                      $  0.33                             $  0.28
                                                                           =======                             =======

RESULTS  OF  OPERATIONS  FOR THE FISCAL YEARS ENDED NOVEMBER 30, 1999 AND 1998

     The results of operations of the Company do not include the results of operations GoodNet, its former 71% owned subsidiary which was sold in January 1998 and which is treated as a discontinued operation in the Company's financial statements.

     Revenues increased by 4.0% to $29,377,592 for the fiscal year ended November 30, 1999, compared to $28,250,373 for the fiscal year ended November 30, 1998. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services, and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

       STS Program revenues were $19,815,617 for the fiscal year ended November 30, 1999 compared to $21,461,885 for the fiscal year ended November 30, 1998, a decrease of 7.7%. This decrease resulted from a 22% decline in STS Program revenues in the fourth quarter of 1999 compared to the fourth quarter 1998. This decrease was primarily due to market pressure on both the retail and wholesale sides, including increased competition from calling card and wireless services. The Company is adjusting to market pressures both on the retail and wholesale sides and is attempting to rebuild subscriber counts by lowering rates. We expect this trend to stabilize at an approximately 22% decline in revenues.

     Revenues from System Sales and Maintenance were $7,856,532 for the fiscal year ended November 30, 1999 compared to $5,569,733 for the fiscal year ended November 30, 1998, an increase of 41.1%. Revenues from the TelMaster and RATEX products increased by 139% and 15% respectively, for the year ended November 30, 1999, compared to the year ended November 30, 1998.
This reflects an increase in excess of 200% in both the TelMaster and Ratex products from the fourth quarter 1998 to the fourth quarter 1999 and a 50% increase in TelMaster revenues from the third quarter 1999 to the fourth quarter 1999. Approximately $1,044,000, or 49%, of the fiscal year increase in TelMaster revenues is related to ongoing development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. Revenue from the DCS product declined by 13% during the year ended November 30, 1999. This decrease was primarily due to a significant decline in demand for this text-based product. We expect DCS revenue to continue to decline in the future.

     For the fiscal years ended November 30, 1999 and 1998, revenues from Customized Billing Outsourcing Services were approximately $1,404,000 and $1,219,000, respectively. Recovery Services, which began operations in March 1999, had revenues of approximately $135,000 during fiscal 1999. Network Services, which began operations in December 1998 and ceased operations in August 1999, had revenues of approximately $165,000 during fiscal 1999.

          Fiscal  Year  Ended  November  30,

                      1999         1998         1997         1996         1995
                   -----------  -----------  -----------  -----------  -----------
REVENUE
Telemanagement. .  $ 3,652,921  $ 1,526,959  $ 1,368,985  $ 1,630,932  $ 1,963,787
DCS . . . . . . .    1,393,617    1,606,088    1,684,631    1,892,470    1,943,454
RATEX . . . . . .    2,809,994    2,436,686    1,143,864    1,578,444      873,497
                   -----------  -----------  -----------  -----------  -----------
     System Sales    7,856,532    5,569,733    4,197,480    5,101,846    4,780,738
STS . . . . . . .   19,815,617   21,460,885   17,430,383   15,092,010   14,465,157
Custom Billing. .    1,404,230    1,219,755      965,587      549,137      331,010
Network Services.      165,435            -            -            -            -
Recovery Services      135,778            -            -            -            -
                   -----------  -----------  -----------  -----------  -----------
                   $29,377,592  $28,250,373  $22,593,450  $20,742,993  $19,576,905


     Total gross profit increased by 23.3% to $12,596,754 for the fiscal year ended November 30, 1999, compared to $10,216,971 for the fiscal year ended November 30, 1998. Cost of goods sold was approximately 74.5% of STS revenues for the fiscal year ended November 30, 1999, compared with 76.9% for the fiscal year ended November 30, 1998. This decrease is primarily due to the decreased cost of long distance services from the Company's suppliers. Cost of goods sold as a percentage of system sales and maintenance revenues was 25.2% for the fiscal year ended November 30, 1999 compared with 27.5% for the fiscal year ended November 30, 1998. This improvement was due to a higher percentage of TelMaster sales during fiscal 1999, which have a higher gross profit rate than the RATEX and DCS products.

     General and administrative expenses increased by 30.7%, or $2,662,254, in fiscal 1999 to $11,335,068 from $8,672,814 in fiscal 1998. This increase was primarily due to an increase in human resources in the areas of TelMaster research and development, implementation, sales, and support services, as well as the addition of the Network Services and Recovery Services divisions. Research and development costs incurred and expensed during the fiscal years ended November 30, 1999 and 1998 were $1,424,000 and $622,000, respectively. Sales and support related expenses increased $267,000 and $238,000, respectively from fiscal 1998 to fiscal 1999. Increased effort in the Customized Billing division, primarily as a result of the Qwest project, also contributed approximately $130,000 in increased customer service related expenses. Recovery Services and Network Services divisions had operating expenses of approximately $454,000 and $291,000, respectively, during the fiscal year ended November 30, 1999. General and administrative expenses as a percentage of revenues increased to 38.6% for the fiscal 1999, compared to 30.7% for the fiscal 1998. The Company expects to continue to experience increases in TelMaster research and development, sales and professional service expenses as part of its effort to increase TelMaster product sales.

     The provision for income taxes was $579,800 and $786,591 for the fiscal years ended November 30, 1999 and 1998, respectively. This represents 32% and 42% of income before provision for income taxes for fiscal 1999 and 1998, respectively. This percentage decrease is primarily attributable to increased interest from tax-free investments.

     Income from continuing operations increased to $1,249,043 in fiscal 1999 from $1,089,578 in fiscal 1998. This was attributable to an approximate $384,000 and $61,000 increase in operating income from the System Sales and STS product lines, offset by operating losses of approximately $126,000 and $318,000 from the Network Services and Recovery Services divisions, respectively. The increase was also attributable to an approximate $250,000 increase in interest income.

     For the year ended November 30, 1999, gain on the sale of GoodNet represents additional gain realized as a result of the sale of 79,387 shares of Winstar common stock received in the sale of GoodNet to Winstar. See
"Investment Securities - Winstar Shares" in the notes to the consolidated financial statements. It also represents the reversal of accrued lease termination fees in the amount of $300,000. The Company no longer believes that it will need to terminate any portion of its lease, as it will be used for future expansion of the Company.

DISCONTINUED  OPERATIONS

     Effective January 12, 1998, the Company, together with the minority shareholders of GoodNet, entered into an agreement with Winstar to sell the Company's Internet services subsidiary for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of Winstar having an aggregate market value of approximately $18.5 million.

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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $2,157,701 at November 30, 1999 from $7,740,219 at November 30, 1998. During the fiscal year ended November 30, 1999, investment securities increased by approximately $2,331,000. The Company's cash and investment holdings combined decreased by approximately $3,251,000. During fiscal 1999, net cash from operating activities of continuing operations used $2,563,489, which includes net taxes paid of approximately $818,000. The Company used approximately $580,000 in cash to purchase property and equipment for its continuing operations. Additionally, the Company used approximately $184,000 in cash to purchase treasury stock.
The Company received $2,909,232 upon the sale of 79,387 shares of Winstar stock and paid $844,600 in taxes related to the sale of GoodNet, including this sale of the Winstar stock.

     Accounts receivable increased to $9,937,537 as of November 30, 1999 from $7,435,184 as of November 30, 1998 ($9,484,936 and $6,933,089, net of
allowance for uncollectibles as of November 30, 1999 and 1998, respectively). This approximate $2,500,000 increase is due to an approximate $1,000,000 increase in TelMaster revenues for the month of November 1999 versus November 1998 and an approximate $700,000 increase in RATEX revenues from the fourth quarter 1998 to the fourth quarter 1999.

     As of November 30, 1999, the Company had a net current and deferred tax asset of $158,900 compared with a net deferred tax asset of $43,700 on November 30, 1998. This is due to the payment of taxes related to the Winstar stock sale and the sale of GoodNet, as well as an increase in estimated tax payments for the current fiscal year. The Company believes that it is likely to realize the net deferred tax asset subject to the Company's ability to generate profits in the future. Accordingly, no valuation allowance has been provided.

     Accounts payable and accrued liabilities ("payables") decreased to $5,880,975 as of November 30, 1999 from $8,208,584 as of November 30, 1998.
This is partially attributable to an approximate $1,800,000 decline in STS Program cost of sales from the fourth quarter 1998 to the fourth quarter 1999. Additionally, a $300,000 accrual for an early lease termination fee was reversed during fiscal 1999. This has been included with the "Gain on disposal of GoodNet subsidiary" in the accompanying financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At November 30, 1999, the Company had cash of $2,157,701 and investment securities of $12,267,370. The Company believes that present cash reserves available, along with anticipated cash flows from its business, will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

     On  February  3, 2000, the Company commenced an offer to repurchase up to
2.3 million shares of its common stock pursuant to a modified "Dutch auction'' self-tender offer. The tender offer price will be between $7.00 and $7.50 per share in cash, which would result in the payment to tendering stockholders of up to a maximum of an aggregate of $17.25 million if all 2.3 million shares are tendered. The offer will expire at 12:00 Midnight, New York City time, on Monday, March 6, 2000, unless extended. As a result of this tender, the
Company has established a 12-month line of credit in order to satisfy the terms of the tender offer. If the maximum number of shares are tendered, the Company believes it will require initial financing of approximately $3,000,000. While the Company believes that it will be able to extend or replace the current line of credit, there can be no assurance that this will happen. The Company believes that cash flows from its business will allow it to service the interest payments the Company will incur on this facility.

ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition as the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company has not yet evaluated the financial statement impact of adopting this new standard.

YEAR  2000  COMPUTER  ISSUES

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields needed to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company's internal systems as well as its software and applications are designed to be Year 2000 compliant, there can be no assurance that such systems and software contain all necessary date code changes.

The Company conducted an assessment of its information technology ("IT") systems and non-IT systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and has made all known material changes to internal systems in order to be Year 2000 compliant. The Company's material internal IT systems consist principally of human resources and sales force automation application software created by third parties, plus internally developed project accounting software applications. Although the Year 2000 is now underway, it is possible that Year 2000 issues could still arise. If compliance efforts of which the Company is not currently aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's IT systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

     In addition to the Company's internal systems, the Company relies on third party relationships in the conduct of its business. For example, third party vendors handle the payroll function for the Company, and the Company also relies on the services of landlords of its facilities, telecommunication companies, banks, utilities, and commercial airlines, among others. Although there have been no material Year 2000 issues to date, there can be no assurance there will be no failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software analyzed, designed, developed, or implemented by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, the resolution of such claims (and the associated defense costs) could have a material adverse effect on the Company.

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

                                   PART III

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The following sets forth certain information with respect to the Company's directors and executive officers.




NAME                       AGE  POSITION
-------------------------  ---  -----------------------------------------------------------------------------------

Michael F. Zerbib(1)(2)..   33  President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Joseph W. Zerbib. . . . .   64  Chairman of the Board of Directors

Thierry E. Zerbib . . . .   38  Vice President-Technologies, Secretary and Director

Brian H. Loeb . . . . . .   38  Vice President-Marketing, Sales and Operations and
    Director

Cecile Silverman(1)(2) ..   75  Director

Kalvan Swanky (2) . . . .   36  Director



______________________________________

(1)          Member  of  Audit    Committee.
(2)          Member  of  Compensation  Committee.


     Michael F. Zerbib has been President and Chief Executive Officer of the Company since February 2000 and Chief Financial Officer, Treasurer and a director of the Company since 1990. He holds a Bachelor of Science degree in finance and a Master's degree in taxation and financial accounting from Arizona State University. Mr. Zerbib also holds a certification from the
Arizona  State  Board  of  Accountancy.

     Joseph W. Zerbib has been Chairman of the Board of Directors since 1982. From 1982 to February 2000, he served as President and Chief Executive Officer of the Company.

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

BOARD  MEETINGS,  COMMITTEES  AND  COMPENSATION

     During  the  fiscal  year ended November 30, 1999, the Board of Directors
held  three  meetings.    All  directors  attended  these  meetings.

     Audit Committee. The Board of Directors maintains an Audit Committee, which currently is composed of Cecile Silverman and Michael Zerbib. The responsibilities of the Audit Committee include, in addition to such other duties as the Board of Directors may specify, (i) receiving reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required, (ii) annually reviewing and examining those matters that relate to a financial and performance audit of the Company's stock option plans, (iii) recommending to the Board of Directors the selection, retention and termination of the Company's independent accountants, (iv) reviewing the professional services, proposed fees and independence of such accountants, and (v) providing for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee held one meeting during the fiscal year ended November 30, 1999.

     Compensation Committee. The Board of Directors maintains a Compensation Committee, which currently is composed of Cecile Silverman, Kalvan Swanky, and Michael Zerbib. The responsibilities of the Compensation Committee include, in addition to such other duties as the Board of Directors may specify, (i) reviewing and recommending to the Board of Directors the salaries, compensation and benefits of the Company's executive officers and key employees, (ii) reviewing any related party transactions on an ongoing basis for potential conflicts of interest, and (iii) administering the Company's stock plans. The Compensation Committee held two meetings during the fiscal year ended November 30, 1999.

     The members of the Board of Directors do not receive any cash compensation for serving as directors. However, the Company may reimburse the independent directors for their reasonable out-of-pocket expenses in connection with their attendance at meetings. In April 1996, the Company granted immediately exercisable options to purchase 1,000 shares of Common Stock to each of Ms. Silverman and Mr. Swanky. The options are exercisable at a price of $4.75 per share through April 2001. In October 1996, the Company granted each of Ms. Silverman and Mr. Swanky immediately exercisable options to purchase 1,000 shares of Common Stock at a price of $3.00 per share through October 2001. In October 1997, the Company granted each of Ms. Silverman and Mr. Swanky immediately exercisable options to purchase 1,000 shares of Common Stock at a price of $2-15/16 per share through October 2002. None of the options granted were pursuant to any stock option plan.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Exchange Act, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended November 30, 1999.

ITEM  10.          EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals and group for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 1999, 1998, and 1997.

                                                                Long Term Compensation (1)
                                                              ----------------------------------------

                            Annual Compensation               Awards                  Payouts
                            --------------------------------  ----------------------  ----------------


                                                     Other                Securities           All
                                                     Annual   Restricted  Underlying           Other
Name and . . . . . .                                 Compen-  Stock       Options/    LTIP     Compen-
Principal Position .  Year  Salary(2)     Bonus      sation   Awards      SARs        Payouts  sation
--------------------  ----  ------------  ---------  -------  ----------  ----------  -------  -------
Joseph W. Zerbib . .  1999  $    144,000  -0-        -0-      -0-         -0-         -0-      -0-
President and Chief
Executive Officer
                      1998  $    144,000  $ 150,000  -0-      -0-         -0-         -0-      -0-
                      1997  $    144,000  -0-        -0-      -0-         26,000      -0-      -0-
--------------------  ----  ------------  ---------  -------  ----------  ----------  -------  -------
Thierry E. Zerbib. .  1999  $    154,000  -0-        -0-      -0-         -0-         -0-      -0-
Vice President -
Technologies and
 Secretary
                      1998  $    144,000  $ 150,000  -0-      -0-         -0-         -0-      -0-
                      1997  $    144,000  -0-        -0-      -0-         26,000      -0-      -0-
--------------------  ----  ------------  ---------  -------  ----------  ----------  -------  -------
Michael F. Zerbib. .  1999  $    144,000  -0-        -0-      -0-         -0-         -0-      -0-
Chief Financial
Officer
and Treasurer
                      1998  $    144,000  $ 150,000  -0-      -0-         -0-         -0-      -0-
                      1997  $    104,000  -0-        -0-      -0-         26,000      -0-      -0-
--------------------  ----  ------------  ---------  -------  ----------  ----------  -------  -------
Brian H. Loeb. . . .  1999  $    144,000  -0-        -0-      -0-         -0-         -0-      -0-
Vice President -
Marketing, Sales and
Operations
                      1998  $    144,000  $ 150,000  -0-      -0-         -0-         -0-      -0-
                      1997  $    144,000  -0-        -0-      -0-         26,000      -0-      -0-
--------------------  ----  ------------  ---------  -------  ----------  ----------  -------  -------



(1)          See "Security Ownership of Certain Beneficial Owners and Management" below for additional information on options  which  were  granted  to  these  four  officers.



     The executive officers of the Company named above routinely receive other benefits from the Company, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the years ended November 30, 1999 and 1998 did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to any named individual.

OPTION  GRANTS  IN  FISCAL  1999

     There were no options granted to the Company's executive officers during fiscal 1999.

OPTION  EXERCISES  IN  FISCAL  1999
                                          Number  of  Securities  Value  of  Unexercised
                                          Underlying Unexercised  In-the-Money Options
                   Shares                 Options at FY-End       at FY-end
                   Acquired     Value     Exercisable /           Exercisable /
Name               on Exercise  Realized  Unexercisable           Unexercisable
----------------   -----------  --------  ----------------------  ----------------------
Joseph W. Zerbib   -0-          $0        73,500 / 19,500         $21,650 / $16,588
Thierry E. Zerbib  -0-          $0        69,750 / 18,250         $17,853 / $15,322
Michael F. Zerbib  -0-          $0        75,000 / 20,000         $23,169 / $17,094
Brian H. Loeb      -0-          $0        69,750 / 18,250         $17,853 / $15,322



STOCK  OPTION  PLANS

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

     There are 264,000 shares authorized for grant under the 1995 ISO Plan. As of November 30, 1999, options to purchase 264,000 shares of Common Stock were outstanding under the 1995 ISO Plan, which includes options to purchase
(i) 164,000 shares currently held by executive officers at an exercise price of $6.60 per share and (ii) 100,000 shares currently held by certain employees of the Company at an exercise price of $6.00 per share. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant.

     There are 260,000 shares authorized for grant under the 1996 ISO Plan. As of November 30, 1999, options to purchase 237,400 shares of Common Stock were outstanding under the 1996 ISO Plan, which includes options to purchase
(i) 96,000 shares currently held by executive officers at exercise prices ranging from $3.30 to $5.23 per share and (ii) 141,400 shares currently held by certain employees of the Company at exercise prices ranging from $3.00 to $4.75 per share. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant.

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

     The following table sets forth certain information as of February 10, 2000, with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended November 30, 1999, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Exchange Act") based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission ("Commission"). Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.



                                          Amount and Nature of     Percent
                                         Beneficial Ownership(2)  of Class
                                         -----------------------  ---------
Name and Address of Beneficial Owner(1)
---------------------------------------
Thierry E. Zerbib . . . . . . . . . . .               647,250(3)      15.9%

Brian H. Loeb . . . . . . . . . . . . .               647,250(4)      15.9%

Michael F. Zerbib . . . . . . . . . . .               647,500(5)      15.9%

Joseph W. Zerbib. . . . . . . . . . . .               367,250(6)       9.0%

Nicholas Zerbib . . . . . . . . . . . .               293,750          7.2%

Cecile Silverman. . . . . . . . . . . .                 3,000(7)         *

Kalvan Swanky . . . . . . . . . . . . .                 3,000(7)         *

All executive officers and directors
  as a group (six persons). . . . . . .               2,315,250(8)    56.73%

______________________________

 *          Less  than  1%.

(1) The address of each of the persons listed is c/o Telesoft Corp., 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from February 10, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 10, 2000, have been exercised.



(3) Includes 69,750 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 18,250 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 7,750 of which vest in October 2000 and 6,500 of which vest in October 2001.

(4) Represents 577,500 shares of Common Stock, which are owned jointly by Mr. Loeb and his spouse, and 69,750 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 18,250 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 7,750 of which vest in October 2000 and 6,500 of which vest in October 2001.

(5) Includes 75,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 20,000 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 9,500 of which vest in October 2000 and 6,500 of which vest in October 2001.

(6) Includes 73,500 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 19,500 shares of Common Stock underlying options, 4,000 of which vest in April 2000, 9,000 of which vest in October 2000 and 6,500 of which vest in October 2001.

(7) Includes 3,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(8) Includes those shares of Common Stock deemed to be included in the respective beneficial ownership of Messrs. Thierry E. Zerbib, Brian H. Loeb, Michael F. Zerbib, Joseph W. Zerbib, Kalvan Swanky and Ms. Cecile Silverman as described in notes 3, 4, 5, 6 and 7 above.





ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company leased 13,500 square feet of office space from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company leased this office in fiscal 1996 and 1997 on a month-to-month basis for $6,978 per month. The Company vacated this space in January 1998, but continued to pay rent through July 1998.

     In February 2000, in connection with the Company's self-tender offer and Joseph Zerbib's retirement as the Company's President and Chief Executive Officer, the Board of Directors approved to purchase all 293,750 shares of the Company's Common Stock held by Joseph W. Zerbib at a price of $7.25 per share. The Company will purchase these shares at the earlier of the time the Company is deemed to have accepted for payment the shares of Common Stock in the self-tender off and March 31, 2000.

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

ITEM  13.    EXHIBIT  LISTAND  REPORTS  ON  FORM  8-K.

(a)  Exhibits




       DESCRIPTION                                                                        REFERENCE
       ---------------------------------------------------------------------------------  ----------
 NO.
-----
3.1 .  Amended and Restated Articles of Incorporation of Registrant dated April 13, 1995         (1)

4.1 .  Form of Common Stock Certificate                                                          (1)

10.1.  1995 Incentive Stock Option Plan                                                          (1)

10.2.  1995 Restricted Stock Plan                                                                (1)

10.3.  Asset Purchase Agreement between Telesoft Acquisition Corp., Uniquest                     (1)
       Incorporated and CSI Acquisition Corp. dated March 13, 1995

10.4.  Form of Employment Agreement between the Registrant and Joseph W. Zerbib                  (1)

10.5.  Form of Employment Agreement between the Registrant and Thierry E. Zerbib                 (1)

10.6.  Form of Employment Agreement between the Registrant and Brian H. Loeb                     (1)

10.7.  Form of Employment Agreement between the Registrant and Michael F. Zerbib                 (1)

10.8.  Contract between Registrant and the University of Delaware                                (1)

10.9.  1996 Incentive Stock Option Plan                                                          (2)

10.10  1996 Restricted Stock Plan                                                                (2)

10.11  1997 Performance Equity Plan                                                              (3)

21. .  Subsidiaries of Registrant                                                                 *

27. .  Financial Data Schedule                                                                    *


*          Filed  herewith
(1)          Filed  with  Registration  Statement  No.  33-91234-LA,  dated  June  30,  1995.
(2)          Filed  with  Form  10-KSB/A  for  the  fiscal  year  ended  November  30,  1996
(3)          Filed  with  Definitive  Proxy  Statement  dated  June  16,  1998



(b)    Current  Reports  on  Form  8-K

There were no Current Reports on Form 8-K filed during the quarter ended November 30, 1999.

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements
                                     F-27
     SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TELESOFT  CORP.


Dated:  February  28,  2000  By      /s/  Michael  F.  Zerbib
                                  ----------------------------------
                                  Michael  F.  Zerbib,
                                  President  and  Chief  Executive  Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature  and  Title                                                     Date
---------------------                                                     ----



     /s/  Michael  F.  Zerbib                                February 28, 2000
-----------------------------
Michael  F.  Zerbib,  President,  Chief  Executive  Officer,
Chief  Financial  Officer,  Treasurer  and  Director  (and
principal  accounting  officer)


     /s/  Joseph  W.  Zerbib                                 February 28, 2000
----------------------------
Joseph  W.  Zerbib,
Chairman  of  the  Board  of  Directors


     /s/  Thierry  E  Zerbib                                 February 28, 2000
----------------------------
Thierry  E.  Zerbib,  Vice  President  -  Technologies,
Secretary  and  Director


     /s/  Brian  H.  Loeb                                    February 28, 2000
-------------------------
Brian  H.  Loeb,  Vice  President  -  Marketing,
Sales  and  Operations  and  Director

     /s/  Cecile  Silverman                                  February 28, 2000
---------------------------
Cecile  Silverman,  Director


     /s/  Kalvan  Swanky                                     February 28, 2000
------------------------
Kalvan Swanky, Director


TELESOFT  CORP.  AND  SUBSIDIARIES



INDEX  TO  THE  FINANCIAL  STATEMENTS



PAGE

Report of Independent Certified Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of November 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the years ended November 30, 1999 and 1998. . . . . . . . . . .  F-4 - F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended November 30, 1999 and 1998  F-6

Consolidated Statements of Cash Flows for the years ended November 30, 1999 and 1998. . . . . . . . . . .  F-7 -  F-8

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9 - F-26

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS



The  Board  of  Directors  and  Stockholders
Telesoft  Corp.  and  Subsidiaries

We have audited the accompanying consolidated balance sheets of Telesoft Corp. and Subsidiaries as of November 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesoft Corp. and Subsidiaries at November 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/  BDO  Seidman,  LLP


Los  Angeles,  California
January  14,  2000


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
NOVEMBER  30,  1999  AND  1998
                                                                             1999         1998
                                                                             ----         ----


ASSETS
Cash and cash equivalents (Note 2). . . . . . . . . . . . . . . . . . . . .  $ 2,157,701  $ 7,740,219
Investment securities (Notes 3 and 17). . . . . . . . . . . . . . . . . . .   12,267,370    9,936,789
Accounts receivable, net of allowance for uncollectibles of $452,601 and. .
 $502,095, respectively   (Notes 2 and 4) . . . . . . . . . . . . . . . . .    9,484,936    6,933,089
Inventory (Note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      366,794      626,170
Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      462,626            -
Deferred taxes (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . . .      221,100      170,800
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      301,774      661,486
                                                                             -----------  -----------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .   25,262,301   26,068,553
Property and equipment, net (Note 6). . . . . . . . . . . . . . . . . . . .    1,320,246    1,146,766
Computer software costs, net (Note 7) . . . . . . . . . . . . . . . . . . .      169,667      314,962
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      110,723       90,048
                                                                             -----------  -----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $26,862,937  $27,620,329
                                                                             ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -  $   147,239
Accounts payable and accrued liabilities (Note 2) . . . . . . . . . . . . .    5,880,975    8,208,584
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      928,997      742,242
                                                                             -----------  -----------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    6,809,972    9,098,065
Deferred taxes (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . . .       62,200      127,100
                                                                             -----------  -----------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,872,172    9,225,165
                                                                             -----------  -----------

Commitments and contingencies (Notes 11, 13 and 14)

Stockholders' Equity: (Notes 10 and 12)
Preferred Stock, no par value, 10,000,000 shares authorized; none
    issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . .            -            -
Common Stock, no par value, 50,000,000 shares authorized;
    3,787,500 issued and 3,711,500 and 3,748,500 outstanding, respectively.    6,919,095    7,103,400
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .       80,069       80,069
Accumulated other comprehensive income (Note 3) . . . . . . . . . . . . . .       66,120       84,566
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,925,481   11,127,129
                                                                             -----------  -----------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .   19,990,765   18,395,164
                                                                             -----------  -----------
Total Liabilities and Stockholders' . . . . . . . . . . . . . . . . .  $26,862,937  $27,620,329
                                                                             ===========  ===========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1999  AND  1998



                                                                1999          1998
                                                         ------------  ------------

Sales, net. . . . . . . . . . . . . . . . . . . . . . .  $29,377,592   $28,250,373
Cost of sales (Note 2). . . . . . . . . . . . . . . . .   16,780,838    18,033,402
                                                         ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . . . . . .   12,596,754    10,216,971
General and administrative expenses (Note 16) . . . . .   11,335,068     8,672,814
                                                         ------------  ------------
Operating income. . . . . . . . . . . . . . . . . . . .    1,261,686     1,544,157
                                                         ------------  ------------
Other income (expense):
Interest income . . . . . . . . . . . . . . . . . . . .      564,804       292,295
Interest expense. . . . . . . . . . . . . . . . . . . .         (270)       (1,277)
Other income (expense). . . . . . . . . . . . . . . . .        2,623        40,994
                                                         ------------  ------------

                                                             567,157       332,012
                                                         ------------  ------------
Income from continuing operations before provision. . .    1,828,843     1,876,169
    for income taxes
Provision for income taxes (Note 9) . . . . . . . . . .     (579,800)     (786,591)
                                                         ------------  ------------
Income from continuing operations . . . . . . . . . . .    1,249,043     1,089,578
Discontinued operations (Note 17):
    Loss from operations of GoodNet subsidiary (net of.            -       (68,428)
         income tax of $2,173 in 1998)
    Gain on disposal of GoodNet subsidiary (net of
         income taxes of $357,700 in 1999 and
         $4,611,099 in 1998). . . . . . . . . . . . . .      549,309     8,565,700
                                                         ------------  ------------
Net income. . . . . . . . . . . . . . . . . . . . . . .    1,798,352     9,586,850
Other comprehensive (loss) income, net of tax
   Unrealized holding (losses) gains arising during . .
     period . . . . . . . . . . . . . . . . . . . . . .      (18,446)       84,566

                                                         ------------  ------------
Comprehensive income. . . . . . . . . . . . . . . . . .  $ 1,779,906   $ 9,671,416
                                                         ============  ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (CONTINUED)
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1999  AND  1998



                                      1999        1998
                                   ----------  -----------

Basic earnings (loss) per share
Continuing operations . . . . . .  $     0.33  $     0.29
Discontinued operations . . . . .           -       (0.02)
Sale of discontinued operations .        0.15        2.26
                                   ----------  -----------
Net income. . . . . . . . . . . .  $     0.48  $     2.53
                                   ==========  ===========

Diluted earnings (loss) per share
Continuing operations . . . . . .  $     0.33  $     0.28
Discontinued operations . . . . .           -       (0.02)
Sale of discontinued operations .        0.14        2.20
                                   ----------  -----------
Net income. . . . . . . . . . . .  $     0.47  $     2.46
                                   ==========  ===========

Weighted average number
   of shares outstanding
- basic . . . . . . . . . . . . .   3,713,601   3,784,793
- diluted . . . . . . . . . . . .   3,832,067   3,888,033
                                   ==========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1999  AND  1998




                                    Common Stock
                                   --------------
                                                                                 Accumulated
                                   Number of                     Additional      Other
                                   Shares                        Paid-In         Comprehensive Retained         Total Stockholders'
                                   Outstanding     Amount        Capital         Income        Earnings         Equity
                                   --------------  ------------  --------------  ------------  ---------------  -------------------
Balance, November 30, 1997. . . .      3,787,500   $ 7,286,159   $       80,069  $         -   $     1,540,279  $         8,906,507

Treasury Stock acquired (Note 10)        (39,000)     (182,759)               -            -                 -             (182,759)

Unrealized gain on investment
     Securities . . . . . . . . .              -             -                -       84,566                 -               84,566

Net income. . . . . . . . . . . .              -             -                -            -         9,586,850            9,586,850
                                   --------------  ------------  --------------  ------------  ---------------  -------------------

Balance, November 30, 1998. . . .      3,748,500     7,103,400           80,069       84,566        11,127,129           18,395,164

Treasury Stock acquired (Note 10)        (37,000)     (184,305)               -            -                 -             (184,305)
Change in unrealized gain on
    Investment securities . . . .              -             -                -      (18,446)                -              (18,446)

Net income. . . . . . . . . . . .              -             -                -            -         1,798,352            1,798,352
                                   --------------  ------------  --------------  ------------  ---------------  -------------------

Balance, November 30, 1999. . . .      3,711,500   $ 6,919,095   $       80,069  $    66,120   $    12,925,481   $       19,990,765
                                   ==============  ============  ==============  ============  ===============  ===================

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1999  AND  1998



                                                                1999           1998
                                                        -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers . . . . . . . . . . . . .  $ 26,737,413   $ 26,498,226
Cash paid to suppliers and employees . . . . . . . . .   (28,989,264)   (23,120,762)
Interest paid. . . . . . . . . . . . . . . . . . . . .          (270)        (1,277)
Interest received. . . . . . . . . . . . . . . . . . .       506,597        208,311
Income taxes paid. . . . . . . . . . . . . . . . . . .      (817,965)      (900,165)
                                                        -------------  -------------

Net cash (used) provided by operating activities
     of continuing operations. . . . . . . . . . . . .    (2,563,489)     2,684,333
                                                        -------------  -------------

Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . . .      (578,912)      (617,037)
Cash received from sale of equipment . . . . . . . . .         7,653         27,951
Disbursements for notes receivable from related
   Parties . . . . . . . . . . . . . . . . . . . . . .       (50,000)        (2,000)
Collection of notes receivable . . . . . . . . . . . .       373,153              -
Purchase of investment securities. . . . . . . . . . .    (6,616,250)    (7,350,000)
Sale of investment securities. . . . . . . . . . . . .     4,874,232     13,971,131
                                                         ------------  -------------

Net cash (used) provided by investing activities
     of continuing operations. . . . . . . . . . . . .    (1,990,124)     6,030,045
                                                        -------------  -------------

Cash flows from financing activities:
Purchases of treasury stock. . . . . . . . . . . . . .      (184,305)      (182,759)
                                                        -------------  -------------

Net cash used in financing activities of
     continuing operations . . . . . . . . . . . . . .      (184,305)      (182,759)
                                                        -------------  -------------

Cash (used) provided by continuing operations. . . . .    (4,737,918)     8,531,619

Cash used in discontinued operations, including income
   taxes paid in the amount of $844,600 in 1999 and
   $3,866,100 in 1998. . . . . . . . . . . . . . . . .      (844,600)    (2,413,184)
                                                        -------------  -------------

Net (decrease) increase in cash and cash equivalents .    (5,582,518)     6,118,435

Cash and cash equivalents at beginning of fiscal year.     7,740,219      1,621,784
                                                        -------------  -------------

Cash and cash equivalents at end of fiscal year. . . .  $  2,157,701   $  7,740,219
                                                        =============  =============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
FOR  THE  YEARS  ENDED  NOVEMBER  30,  1999  AND  1998



                                                        1999          1998
                                                    ------------  ------------
Reconciliation of Net Income to Net Cash
    (Used) Provided by Operating Activities
    from Continuing Operations:

Net Income . . . . . . . . . . . . . . . . . . . .  $ 1,798,352   $ 9,586,850
                                                    ------------  ------------

Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities from continuing operations:

Loss from discontinued operations. . . . . . . . .            -        68,428
Gain on sale of discontinued operations. . . . . .     (549,309)   (8,565,700)
Income taxes payable and deferred taxes
   related to sale of discontinued operations. . .      486,900      (744,999)
Depreciation and amortization. . . . . . . . . . .      545,590       486,481
Gain on sale of fixed assets . . . . . . . . . . .       (2,516)      (20,659)
Interest income included with note receivable. . .       (2,294)      (21,525)

Changes in Assets and Liabilities:
Accounts receivable. . . . . . . . . . . . . . . .   (2,551,847)   (1,424,169)
Inventory. . . . . . . . . . . . . . . . . . . . .      259,376      (269,574)
Other current assets . . . . . . . . . . . . . . .       38,853       (85,871)
Deferred taxes . . . . . . . . . . . . . . . . . .     (115,200)      534,500
Other assets . . . . . . . . . . . . . . . . . . .      (20,675)        5,227
Accounts payable and accrued liabilities . . . . .   (2,027,609)    2,957,442
Deferred revenue . . . . . . . . . . . . . . . . .      186,755        80,977
Income taxes payable . . . . . . . . . . . . . . .     (147,239)     (139,056)
Income taxes receivable. . . . . . . . . . . . . .     (462,626)      235,981
                                                    ------------  ------------
                                                     (4,361,841)   (6,902,517)
                                                    ------------  ------------

Net cash (used) provided by operating activities .  $(2,563,489)  $ 2,684,333
  from continuing operations                        ============  ============


Supplemental  disclosure  of  investing  and  financing  activities:
--------------------------------------------------------------------

During the year ended November 30, 1998, the Company sold its 71% owned subsidiary, Telesoft Acquisition Corp. II, for $3,500,000 in cash and 479,387 shares of Winstar common stock valued at $13,902,223 on the date of sale. Expenses paid and accrued relating to the sale were $2,094,205.



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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiaries, Telesoft Acquisition Corp and Telesoft Recovery Corp., and its former 71% owned subsidiary, Telesoft
Acquisition  Corp  II,  d.b.a.  GoodNet  ("GoodNet").    (See  Note  17)
All  significant  intercompany accounts and transactions have been eliminated.

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company has cash and cash equivalents, receivables, accounts payable and accrued liabilities for which the carrying value approximates the fair value due to the short-term nature of these instruments.

LONG-LIVED  ASSETS

Statement  of  Financial  Accounting  Standards  No.121,  Accounting  for  the
                                                          --------------------
Impairment  of  Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
       -----------------------------------------------------------------------
("SFAS 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted SFAS 121 during the year ended November 30, 1997. The Company does not believe any assets are impaired as of November 30, 1999.

INVENTORY

Inventory  is  stated at the lower of cost, first-in, first-out (FIFO) method,
or  market.   Inventory quantities are reviewed periodically for obsolescence.

PROPERTY  AND  EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three to seven years. The gain or loss on disposal  of  assets  is  reflected  in  earnings,  and  the  cost and related accumulated depreciation are removed from the accounts. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Leasehold improvements are recorded at cost and amortized over the shorter of the lives of the leases or estimated useful lives.

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

REVENUE  RECOGNITION

     The Company recognizes revenues as follows: System sales and software revenues are recognized when the equipment and software have been delivered and installed in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Revenues from collection of long-distance charges are recognized as the charges are incurred. The Company accrues revenues from customers based upon actual usage as reported on billings received from long-distance carriers and estimates of the amount of unbilled revenues based upon the number of days in the billing cycle and past usage by customers.

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

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)


1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:  (CONTINUED)

ACCOUNTING  PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition as the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company has not yet evaluated the financial statement impact of adopting this new standard.

2.   CONCENTRATION  OF  CREDIT  RISK:

     The Company maintains cash balances at various financial institutions. The Federal Deposit Insurance Corporation insures deposits not in excess of $100,000 on deposit at each institution. At November 30, 1999, the Company had uninsured cash and cash equivalent bank balances of approximately $2,203,000.

     SUPPLIERS

     One telecommunications company provides the Company with a significant portion of its long distance telecommunications services. Although the
Company is dependent upon this supplier, management believes comparable suppliers are available. For the fiscal years ended November 30, 1999 and 1998, fees paid to this company totaled approximately $2,323,000 and $2,640,000, respectively. As of November 30, 1999, the outstanding amount due to the service provider was approximately $583,000.

     CUSTOMERS

     During the years ended November 30, 1999 and 1998, the Company did not have any customers that accounted for greater than 10% of its revenues.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)

 3.          INVESTMENT  SECURITIES:
     The following is a summary of investment securities as of November 30, 1999 and 1998:



                                  Cost               Gross             Estimated
                                                     unrealized gains  Fair Value
November 30, 1999
--------------------------------
Available-for-sale securities:
U.S. Corporate Equity Securities  $         151,250  $         66,120  $   217,370
Municipal bonds. . . . . . . . .         12,050,000               -0-   12,050,000
                                  -----------------  ----------------  -----------
                                  $      12,201,250  $         66,120  $12,267,370



                                  Cost               Gross             Estimated
                                                     unrealized gains  Fair Value
November 30, 1998
--------------------------------
Available-for-sale securities:
U.S. Corporate Equity Securities  $2,302,223          $        84,566  $ 2,386,789
Municipal bonds. . . . . . . . .   7,550,000                      -0-    7,550,000
                                  -----------------   ----------------  ----------
                                  $9,852,223          $        84,566  $ 9,936,789



The amortized cost or carrying amount and fair value (based on quoted market prices) of securities available for sale at November 30, 1999 are shown below. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  Securities Available-for-Sale
                                                  ------------------------------

                                                  Amortized cost                  Fair Value
                                                  ------------------------------  -----------
Due after twenty-five years through thirty years                       6,500,000    6,500,000
Due after thirty years through thirty-five years                       5,550,000    5,550,000
                                                  ------------------------------  -----------
                                                  $                   12,050,000  $12,050,000




Investment income fro the years ended November 30, 1999 and 1998:

                                                  1999        1998

Interest income. . . . . . . . . . . . . . . . .  $  564,804  $292,295
Gross realized gains, included with continuing .         107        92
  operations
Gross realized gains, included with discontinued     607,009   371,130
  operations                                      ----------  --------
                                                  $1,171,920  $663,517
                                                  ==========  ========


4.      ACCOUNTS  RECEIVABLE:

At November 30, 1999, accounts receivable include billed and unbilled amounts, as follows:


  Billed. . . . . . . . . . . . . .  $8,275,609
  Unbilled. . . . . . . . . . . . .   1,661,928
                                     -----------

                                      9,937,537
Less:  allowance for uncollectibles    (452,601)
                                     -----------

                                     $9,484,936
                                     ===========



Unbilled accounts receivable represent amounts earned but not billed for long distance telephone service.


At  November  30,  1999,  accounts  receivable  by  product  line  is  as  follows:


            STS            Custom     System Sales/   Recovery    Network      Total
            Outsourcing    Billing    Maintenance      Services   Services
            -------------  ---------  ---------------  ---------  ---------  -----------
Billed . .  $  3,472,295   $366,156   $    4,380,521   $  28,629  $  28,008  $8,275,609
Unbilled .     1,630,428     31,500              -0-         -0-        -0-   1,661,928
Allowance.      (336,691)   (54,800)         (61,110)        -0-        -0-    (452,601)
            -------------  ---------  ---------------  ---------  ---------  -----------
Total, Net  $  4,766,032   $342,856   $    4,319,411   $  28,629  $  28,008  $9,484,936
            =============  =========  ===============  =========  =========  ===========




At  November  30,  1998,  accounts  receivable  by product line is as follows:


                 STS             Custom          System Sales/     Total
                 Outsourcing     Billing         Maintenance
                 -----------     -----------     ------------     ------------
      Billed     $ 3,031,956     $   672,945     $  1,503,777     $  5,208,678
      Unbilled     2,392,996        (163,800)          (2,690)       2,226,506
      Allowance     (410,791)         (2,300)         (89,004)        (502,095)
                 -----------     -----------     ------------     ------------

 Total, Net      $ 5,014,161     $   506,845     $  1,412,083     $  6,933,089
                 ===========     ===========     ============     ============



5.          INVENTORY:

At November 30, 1999, inventory consists of:
Parts and equipment. . . . . . . . . . . . .  $183,918
  Finished products. . . . . . . . . . . . .   182,876
                                              --------
                                              $366,794
                                              ========

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)





6.          PROPERTY  AND  EQUIPMENT:



At November 30, 1999, property and equipment consists of:
Equipment . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,229,851
Vehicles. . . . . . . . . . . . . . . . . . . . . . . . .       28,458
Furniture and fixtures. . . . . . . . . . . . . . . . . .      402,638
Leasehold improvements. . . . . . . . . . . . . . . . . .       71,513
Property leased to others . . . . . . . . . . . . . . . .      351,518
                                                           ------------
                                                             3,083,978
Accumulated depreciation and amortization . . . . . . . .   (1,763,732)
                                                           ------------
                                                           $ 1,320,246
                                                           ============

     Depreciation and amortization expense from continuing operations was $400,295 and $338,917 for the fiscal years ended November 30, 1999 and 1998,
respectively.    Depreciation  expense,  included  with  the  net  loss  from discontinued operations was $113,846 for the fiscal year ended November 30, 1998.

7.          COMPUTER  SOFTWARE  COSTS:

At November 30, 1999, computer software costs capitalized are:
Computer software. . . . . . . . . . . . . . . . . . . . . . .  $ 987,885
Accumulated amortization . . . . . . . . . . . . . . . . . . .   (818,218)
                                                                ----------
                                                                $ 169,667
                                                                ==========

     Amortization expense from continuing operations related to computer software cost during the years ended November 30, 1999 and 1998 was $145,295 and $145,480, respectively. There was no amortization expense attributable to discontinued operations for the years ended November 30, 1999 and 1998.

8.          INTANGIBLES:


At November 30, 1999, intangibles consist of:
Covenant Not-to-Compete-RATEX . . . . . . . .  $ 25,000
Accumulated amortization. . . . . . . . . . .   (25,000)
                                               ---------
                                               $      -
                                               =========


     Amortization  expense  for  continuing  operations  was $2,084 during the
years  ended  November  30,  1998.    Amortization  expense  from discontinued
operations  was  $35,294  during  the  year  ended  November  30,  1998.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)


9.          INCOME  TAXES:

The  components of the provision for income taxes for the years ended November 30, 1999 and 1998 consist of:
                                                                                    1999       1998
                                                                                   --------  -----------
Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $764,718  $5,347,917
Deferred. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   172,782      47,600
                                                                                   --------  -----------
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $937,500  $5,395,517
                                                                                   ========  ===========

Provision for income taxes attributable to continuing operations. . . . . . . . .  $579,800  $  786,591
Income tax benefit attributable to loss from operations of GoodNet subsidiary . .         -      (2,173)
Provision for income taxes attributable to Gain on disposal of GoodNet subsidiary   357,700   4,611,099
                                                                                   --------  -----------
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $937,500  $5,395,517
                                                                                   ========  ===========


The Company's tax expense differs from the expense calculated using the statutory federal income tax rate for the following reasons:


                                          1999       1998
                                     ----------  ---------
Expected. . . . . . . . . . . . . .  $ 621,800   $637,891
Tax exempt interest income. . . . .   (148,400)   (55,000)
Non deductible portion of
     meals and entertainment. . . .     10,200      9,600
State taxes, net of federal benefit     96,200    194,100
                                     ----------  ---------
Provision for income taxes
   attributable to continuing
   operations . . . . . . . . . . .  $ 579,800   $786,591
                                     ==========  =========

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)


9.          INCOME  TAXES:    (CONTINUED)

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets and liabilities as follows:


                                                         1999        1998
                                                    ----------  ----------
Current asset
Allowance for uncollectibles . . . . . . . . . . .  $ 153,900   $ 225,900
Deferred revenue . . . . . . . . . . . . . . . . .     19,000     247,200
Inventory allowance. . . . . . . . . . . . . . . .     23,000           -
Timing differences from IRS audit. . . . . . . . .     25,200     184,600
Gain on sale of subsidiary - sale of Winstar Stock          -    (486,900)
                                                    ----------  ----------
                                                      221,100     170,800
                                                    ----------  ----------
Non-current liability
Deferred revenue . . . . . . . . . . . . . . . . .          -      25,200
Accumulated depreciation . . . . . . . . . . . . .    (68,000)   (160,800)
Accumulated amortization . . . . . . . . . . . . .      5,800       8,500
                                                    ----------  ----------
                                                      (62,200)   (127,100)
                                                    ----------  ----------
Net deferred tax asset . . . . . . . . . . . . . .  $ 158,900   $  43,700
                                                    ==========  ==========



The Company believes that it is likely to realize the net deferred tax asset subject to the Company's ability to generate profits in the future.
Accordingly,  no  valuation  allowance  has  been  provided.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)

10.          STOCKHOLDERS'  EQUITY:

SERIAL  PREFERRED  STOCK

The Company is authorized to issue 10,000,000 shares of serial preferred stock, no par value. As of November 30, 1999, there were no shares issued or outstanding.

COMMON  STOCK  WARRANTS

During the year ended November 30, 1995, the Company issued 125,000 common stock warrants to the underwriters of the Company's initial public offering in exchange for $100. The warrants are exercisable at $7.20 per warrant for a period of four years beginning July 1, 1996. As of November 30, 1999, 125,000 common stock warrants were outstanding.

DIVIDEND  POLICY

The Company has no limitations or restrictions for declaring dividends. As of November 30, 1999, no dividends have been declared.

TREASURY  STOCK

The Board of Directors has authorized the repurchase of up to 10% of the Company's outstanding stock. During the years ended November 30, 1999 and 1998, the Company repurchased 37,000 and 39,000 shares of its common stock on the open market for $184,305 and $182,759, respectively.

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

On October 2, 1997, the Board of Directors adopted the 1997 Performance Equity Plan ("1997 Plan"). On May 15, 1998, the Board of Directors amended the 1997 Plan. The 1997 Plan was subsequently approved by the shareholders. The Board of Directors has authorized 1,000,000 shares for grant under the 1997 Plan. In October 1997, the Company granted options under the 1997 Plan to purchase an aggregate of 233,500 shares of Common Stock, 129,500 shares of which were granted to certain employees of the Company at an exercise price of $2.9375 per share and 104,000 shares of which were granted to the Company's executive officers at an exercise price of $3.23 per share. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant. In February 1998, the Company granted 14,600 options to employees at an exercise price of $4.25 per share. In December 1998, the Company granted 25,000 options to employees at an exercise price of $4.875 per share.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)

11.    STOCK  PLANS:    (CONTINUED)

1995,  1996,  AND  1997  RESTRICTED  STOCK  PLANS.

The Board of Directors adopted the 1995 Restricted Stock Plan on February 1, 1995, the 1996 Restricted Stock Plan on April 15, 1996 and the 1997 Restricted Stock Plan on April 10, 1997. The 1995 Restricted Stock Plan was approved by the stockholders at a Special Meeting of Stockholders, which was held on February 1, 1995. The 1996 Restricted Stock Plan was approved by the stockholders at the 1996 Annual Meeting held on August 7, 1996. No shares were granted under any of the Restricted Stock Plans. On May 15, 1998, in connection with the amendments to the 1997 Plan (which permits grants of restricted stock awards), the Board of Directors determined that it was in the best interests of the Company to terminate the 1995, 1996 and 1997 Restricted Stock Plans. Any restricted stock awards that the Company may wish to make in the future may be made pursuant to the 1997 Plan.

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

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)


11.          STOCK  PLANS:    (CONTINUED)


The following table summarizes stock option activity:
                                               Number of  Weighted Average
                                               Shares     Exercise Price
                                               ---------  ----------------

Outstanding at December 1, 1997                  749,800  $           4.62

Granted . . . . . . . . . . . . . . . . . . .     14,600              4.25
Exercised . . . . . . . . . . . . . . . . . .          -                 -
Forfeited . . . . . . . . . . . . . . . . . .    (37,600)             4.55
                                               ---------  ----------------
Outstanding at November 30, 1998                 726,800              4.61

Granted . . . . . . . . . . . . . . . . . . .     25,000             4.875
Exercised . . . . . . . . . . . . . . . . . .          -                 -
Forfeited . . . . . . . . . . . . . . . . . .     (2,900)             3.04
                                               ---------  ----------------
Outstanding at November 30, 1999                 748,900              4.62
                                               =========  ================
Options exercisable at November 30, 1999. . .    573,875              4.96


     Available  for  grant  at:  (a)
     November  30,  1998          772,700
     November  30,  1999          775,100

(a) Available for grant includes shares that may be granted as either stock options or restricted stock, as determined by the Committee.

Following  is  a  summary  of  the status of options outstanding at November 30, 1999:

                           Outstanding Options                        Exercisable Options
                           -------------------                        -------------------
                                   Weighted                                   Weighted
                                   average           Weighted                 Average
Exercise price                     remaining         average                  Exercise
Range            Number            contractual life  exercise price  Number   price
---------------  ---------------   ----------------  --------------  -------  ----------
6.00-$6.60 . .           245,400         6 years     $         6.40  245,400  $    6.40
3.00-$5.88 . .           221,700         7 years               4.33  167,575       4.35
2.94-$3.23 . .           221,800         8 years               3.08  110,900       3.10
3.13 . . . . .            20,000         8 years               3.13   20,000       3.13
4.00 . . . . .             5,000         8 years               4.00    2,500       4.00
4.25 . . . . .            10,000         9 years               4.25    2,500       4.25
4.88 . . . . .            25,000        10 years               4.88   25,000       4.88
2.94 - $6.60 .           748,900         7 years     $         4.62  573,875  $    4.96
===============  ===============   ================  ==============  =======  =========

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)


11.          STOCK  PLANS:    (CONTINUED)

OTHER  OPTIONS

No other options were granted during the years ended November 30, 1999 and 1998.

STOCK  BASED  COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the fiscal years ended November 30, 1999 and 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and diluted earnings per share for the fiscal years ended November 30, 1999 and 1998 would have been reduced to the pro-forma amounts presented below:


                                        1999        1998
                                  ----------  ----------
Net income as reported . . . . .  $1,798,353  $9,586,850
Pro-forma. . . . . . . . . . . .  $1,636,018  $9,572,002
Net income per share as reported  $     0.47  $     2.46
Pro-forma. . . . . . . . . . . .  $     0.43  $     2.46



The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999 and 1998; expected life of options of one to three years, expected volatility of 24% in 1999 and 37% in 1998, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999 approximated $1.03 and options granted in 1998 approximated $1.16.

12.          RELATED  PARTY  TRANSACTIONS:

LEASE  COMMITMENT

The Company leased its office facilities under a month-to-month operating lease agreement from the President of the Company. Rent paid was $55,824 for the fiscal year ended November 30, 1998. In addition, the Company paid all utilities, insurance and property taxes. During January 1998 the Company vacated this space, however, based upon the agreement with the President, the Company paid rent through July 1998.

LINE  OF  CREDIT

At November 30, 1999, the Company has an outstanding a 7%, $500,000 line of credit from an officer. The line of credit is secured by 572,500 shares of the Company's common stock held by the officer. The line of credit, including accrued interest, is due in June 2000. As of November 30, 1999, the outstanding balance on the line of credit was $50,000.

13.          EMPLOYEE  BENEFIT  PLANS:

     The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees. Under the terms of the plan, the employees may elect to contribute a portion of their salary to the plan. The Company has agreed to make matching contributions equal to fifty percent of the first $500 in deferred compensation plus twenty-five percent of deferrals in excess of $1,000. In addition, the Company may make discretionary contributions to the plan. For the fiscal years ended November 30, 1999 and 1998, contributions were $46,878 and $37,085, respectively.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)

14.          COMMITMENTS:

OFFICE  LEASE  COMMITMENTS

The Company is obligated under long-term operating leases for office facilities through the year 2006.

As of November 30, 1999, future minimum lease payments due under the non-cancelable operating lease agreements are as follows:

              FISCAL YEAR ENDING
                 NOVEMBER 30,      AMOUNT
              -------------------  ----------
              2000                 $  490,978
              2001                    457,909
              2002                    463,409
              2003                    477,709
              2004                    490,909
              Thereafter            1,609,429
                                   ----------
              Total                $3,990,343
              ===================  ==========


Rent expense under all operating leases, including the related party lease amounted to approximately $335,000 and $304,000 for the years ended November 30, 1999 and 1998, respectively.

15.          OPERATING  LEASES:

The Company is the lessor of equipment under operating lease agreements expiring through June 2000. The equipment had an original cost basis of $351,518. Accumulated depreciation was $330,131 as of November 30, 1999. During the fiscal years ended November 30, 1999 and 1998, the Company received rental income of $47,587 and $90,787, respectively under these agreements. The Company is also the sublessor of office space in Tempe, Arizona. The lease agreement expires in March 2000. During the fiscal year ended November 30, 1999 and 1998, the Company received $37,065 and $33,288, respectively under this agreement.

As of November 30, 1999, a schedule of future minimum rentals to be received under the non-cancelable lease agreements was as follows:

                              FISCAL YEAR ENDING
                              NOVEMBER 30,         AMOUNT
                              -------------------  ---------
                              2000                 $  57,400
                                                   ---------

Total future minimum rentals                       $  57,400
                                                   =========


16.          RESEARCH  AND  DEVELOPMENT:

Research and development costs included in general and administrative expenses for the fiscal years ended November 30, 1999 and 1998 were $1,424,000 and
$622,000,  respectively.    These  costs  have  been  expensed  during  their
respective  fiscal  years.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)

17.    DISCONTINUED  OPERATIONS/SALE  OF  GOODNET

Effective January 12, 1998, the Company together with the minority shareholders of GoodNet, entered into an agreement with Winstar Communications, Inc. ("Winstar") to sell the Company's Internet services subsidiary, GoodNet, for approximately $22.0 million, consisting of $3.5 million cash and shares of common stock of Winstar having an aggregate market value of approximately $18.5 million.

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


The following table reconciles the numerators and denominators of the basic and diluted earnings per share:


                                                       YEAR ENDED NOVEMBER 30,
                                                       -----------------------
                                                       1999          1998
                                                       ------------  ----------
BASIC EARNINGS PER COMMON SHARE:
----------------------------------------------
NUMERATOR
Income from continuing operations. . . . . . . . . .     $1,249,043  $1,089,578
Loss from operations of GoodNet subsidiary                       -     (68,428)
Gain on disposal of GoodNet. . . . . . . . . . . . .        549,309   8,565,700
                                                       ------------  ----------
Net earnings available to common shareholders. . . .     $1,798,352  $9,586,850
                                                       ============  ==========
DENOMINATOR
Weighted average number of shares outstanding          3,713,601     3,784,793

PER SHARE AMOUNTS
Income from continuing operations. . . . . . . . . .   $     .33     $      .29
Loss from operations of GoodNet subsidiary . . . . .           -          (.02)
Gain on disposal of GoodNet. . . . . . . . . . . . .         .15           2.26
                                                      -----------    ----------
Net earnings (loss) available to common shareholders  $      .48     $     2.53
                                                      ==========     ==========

                                                       1999          1998
                                                       ------------  ----------
DILUTED EARNINGS PER COMMON SHARE:
----------------------------------------------
NUMERATOR
Income from continuing operations. . . . . . . . . .     $1,249,043  $1,089,578
Loss from operations of GoodNet subsidiary                       -     (68,428)
Gain on disposal of GoodNet. . . . . . . . . . . . .        549,309   8,565,700
                                                       ------------  ----------
Net earnings available to common shareholders. . . .     $1,798,352  $9,586,850
                                                       ============  ==========
DENOMINATOR
Weighted average number of shares outstanding. . . . .    3,713,601   3,784,793
Effect of dilutive securities: . . . . . . . . . . . .      339,700     342,500
Options and warrants
Stock acquired with proceeds . . . . . . . . . . . . .     (221,234)   (239,260)
                                                       ------------  ----------
Weighted average common shares and assumed conversions
     outstanding . . . . . . . . . . . . . . . . . . .    3,832,067   3,888,033
                                                       ============  ==========
PER SHARE AMOUNTS
Income from continuing operations. . . . . . . . . . . $        .33  $      .28
Loss from operations of GoodNet subsidiary . . . . . .            -       (.02)
Gain on disposal of GoodNet. . . . . . . . . . . . . .          .14        2.20
                                                       ------------  ----------
Net earnings (loss) available to common shareholders . $        .47  $     2.46
                                                       ============  ==========

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)

20.  EARNINGS  PER  SHARE:  (CONTINUED)


At November 30, 1999, warrants and options to acquire 535,200 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.
At November 30, 1998, warrants and options to acquire 510,300 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (CONTINUED)

21.  SEGMENT  INFORMATION
The  Company's  products  and  services  are  broken  down  as  follows:

1)  STS  Outsourcing  Program
(2)  Customized  Billing  Outsourcing  Services
(3)  System  Sales  and  Maintenance
     (a)  TelMaster  and  Telecommunications  Management  System  ("TMS")
     (b)  RATEX  Bookstore  Solution
     (c)  Distribution  Control  System  ("DCS")
     (d)  Software  and  Hardware  Recurring  Maintenance  Revenue
(4)  Telesoft  Recovery  Services  ("TRC")
(5)  Network  Services

Following is selected segment information. (in thousands except per share items)

                        Year  ended  November  30,  1999                            Year  ended  November  30,  1998
                        --------------------------------                            --------------------------------

                                System   Custom    Network     Recovery                      System  Custom
                       STS      Sales    Billing   Services    Services    Total    STS      Sales   Billing   Total
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
Sales, net. . . . . .  $19,816  $ 7,857  $  1,404  $     165   $     136   $29,378  $21,461  $5,570  $  1,219  $28,250
Cost of sales . . . .   14,766    1,980        35          -           -    16,781   16,504   1,529         -   18,033
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
Gross profit. . . . .    5,050    5,877     1,369        165         136    12,597    4,957   4,041     1,219   10,217
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
General &
administrative
   expenses:
General . . . . . . .    3,563    4,901     1,046        285         453    10,248    3,366   3,455       696    7,517
Depreciation. . . . .      160      137        21          -           -       318      190     109         -      299
Amortization. . . . .        -        -         -          -           -         -        -       2         -        2
Bad debt. . . . . . .      215        7        53          -           -       275      332      94         3      429
Corporate
  allocations:
General . . . . . . .      195       52        17          1           1       266      177      47        16      240
Depreciation. . . . .      101       99        23          5           -       228      137      37        12      186
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------
                         4,234    5,196     1,160        291         454    11,335    4,202   3,744       727    8,673
                       -------  -------  --------  ----------  ----------  -------  -------  ------  --------  -------

Operating income. . .      816      681       209       (126)       (318)    1,262      755     297       492    1,544
    (loss)
Other income. . . . .                                                          567                                 332
                                                                           -------                             -------

Pretax income . . . .                                                        1,829                               1,876
Income tax provision.                                                          580                                 786
                                                                           -------                             -------
Income from
  continuing
  operations. . . . .                                                      $ 1,249                             $ 1,090
                                                                           =======                             =======
Diluted earnings per
  share-continuing
  operations. . . . .                                                      $  0.33                             $  0.28
                                                                           =======                             =======

Exhibit  21:  Subsidiaries  of  Registrant


  Date of Incorporation     State of Incorporation
--------------------------  ----------------------
Name of Subsidiary
--------------------------
Telesoft Acquisition Corp.  March 24, 1992          Arizona
Telesoft Recovery Corp.. .  April 13, 1999          Arizona