Form 10-Q
period 2000-02-28
TELESOFT CORP
filed 2000-04-13
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                          COMMISSION FILE NO. 1-13830


     TELESOFT  CORP.
     (Name  of  Registrant  as  specified  in  its  charter)

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

                Yes  (X)                                               No (  )





At April 7, 2000, the Registrant had outstanding 1,469,134 shares of common stock, no par value.









                                             PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
Consolidated Balance Sheets as of February 29, 2000 and November 30, 1999 . . . . . . . . . . . . . . . . . . .       3
Consolidated Statements of Operations for the three month periods ended February 29, 2000 and February 28, 1999   4 - 5
Consolidated Statements of Cash Flows for the three month periods ended February 29, 2000 and February 28, 1999   6 - 7
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. . . . . . . . .  9 - 12
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK.. . . . . . . . . . . . . . . . . . . . . .      12
                                              PART II - OTHER INFORMATION
ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13



TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET

                                                                      February 29 , 2000     November 30, 1999
                                                                      (unaudited)
ASSETS


Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $15,817,795  $ 2,157,701
Investment securities. . . . . . . . . . . . . . . . . . . . . . . .            -   12,267,370
Accounts receivable, net of allowance for uncollectibles of $519,222    7,320,856    9,484,936
    and $452,601 at February 29, 2000 and November 30, 1999,
    respectively
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      320,204      366,794
Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . .      245,887      462,626
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      264,400      221,100
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      489,161      301,774
                                                                      -----------  -----------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . .   24,458,303   25,262,301

Property and equipment, net. . . . . . . . . . . . . . . . . . . . .    1,420,804    1,320,246
Computer software costs, net . . . . . . . . . . . . . . . . . . . .      133,667      169,667
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      106,666      110,723
                                                                      -----------  -----------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $26,119,440  $26,862,937
                                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities . . . . . . . . . . . . . .  $ 4,727,587    5,880,975
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .      991,446      928,997
                                                                      -----------  -----------
Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .    5,719,033    6,809,972
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       98,100       62,200
                                                                      -----------  -----------
Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    5,817,133    6,872,172
                                                                      -----------  -----------
Commitments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            -

Stockholders' Equity:
Preferred Stock, no par value, 10,000,000 shares authorized; . . . .            -            -
   none issued and outstanding
Common Stock, no par value, 50,000,000 shares authorized;
   3,787,500 issued and 3,711,500 outstanding. . . . . . . . . . . .    6,919,095    6,919,095
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .       80,069       80,069
Accumulated other comprehensive income . . . . . . . . . . . . . . .            -       66,120
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   13,303,143   12,925,481
                                                                      -----------  -----------

Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .   20,302,307   19,990,765
                                                                      -----------  -----------


Total Liabilities and Stockholders' Equity . . . . . . . . . . . . .  $26,119,440  $26,862,937
                                                                      ===========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For the three months ended February 29, 2000 and February 28, 1999 (unaudited)


                                                        2000         1999
                                                     -----------  -----------

Sales, net. . . . . . . . . . . . . . . . . . . . .  $7,022,543   $7,802,597
Cost of sales . . . . . . . . . . . . . . . . . . .   3,626,409    4,418,477
                                                     -----------  -----------
Gross profit. . . . . . . . . . . . . . . . . . . .   3,396,134    3,384,120
General and administrative expenses . . . . . . . .   3,172,828    2,446,317
                                                     -----------  -----------
Operating income. . . . . . . . . . . . . . . . . .     223,306      937,803
                                                     -----------  -----------
Other income (expense):
Interest income . . . . . . . . . . . . . . . . . .     224,767      161,702
Interest expense. . . . . . . . . . . . . . . . . .           -         (214)
Other income. . . . . . . . . . . . . . . . . . . .     145,189          107
                                                     -----------  -----------
                                                        369,956      161,595
                                                     -----------  -----------
Income from continuing operations before provision
     for income taxes . . . . . . . . . . . . . . .     593,262    1,099,398
Provision for income taxes. . . . . . . . . . . . .     215,600      470,800
                                                     -----------  -----------

Income from continuing operations . . . . . . . . .     377,662      628,598
Gain on disposal of GoodNet subsidiary (net of
    income taxes of $239,500 in 1999)
                                                              -      367,509
                                                     -----------  -----------
Net Income. . . . . . . . . . . . . . . . . . . . .     377,662      996,107
Other comprehensive (loss) income, net of tax
Reclass of holding gains realized during
       period and included in income statement. . .     (66,120)     (84,566)
                                                     -----------  -----------
Comprehensive income. . . . . . . . . . . . . . . .  $  311,542   $  911,541
                                                     ===========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
For the three months ended February 29, 2000 and February 28, 1999 (unaudited)




                                    2000        1999
                                 ----------  ----------

Basic earnings per share
Continuing operations . . . . .  $     0.10  $     0.17
Sale of discontinued operations           -        0.10
                                 ----------  ----------
Net income. . . . . . . . . . .  $     0.10  $     0.27
                                 ==========  ==========

Diluted earnings per share
Continuing operations . . . . .  $     0.10  $     0.16
Sale of discontinued operations           -        0.10
                                 ----------  ----------
Net income. . . . . . . . . . .  $     0.10  $     0.26
                                 ==========  ==========

Weighted average number
   of shares outstanding
- basic . . . . . . . . . . . .   3,711,500   3,720,022
- diluted . . . . . . . . . . .   3,829,204   3,867,837
                                 ==========  ==========


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  three months ended February 29, 2000 and February 28, 1999 (unaudited)


                                                          2000          1999
                                                      ------------  ------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers . . . . . . . . . . . .  $ 9,180,539   $ 8,324,505
Cash paid to suppliers and employees . . . . . . . .   (7,715,316)   (9,980,603)
Interest paid. . . . . . . . . . . . . . . . . . . .            -          (214)
Interest received. . . . . . . . . . . . . . . . . .      386,137        83,261
Income taxes paid. . . . . . . . . . . . . . . . . .       (6,261)     (507,725)
                                                      ------------  ------------
Net cash provided (used) by operating
  activities of continuing operations. . . . . . . .    1,845,099    (2,080,776)
                                                      ------------  ------------

Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . .     (231,444)      (60,733)
Disbursements for notes receivable from related
     parties . . . . . . . . . . . . . . . . . . . .     (450,000)            -
Collection of notes receivable from related
     parties . . . . . . . . . . . . . . . . . . . .      150,000             -
Collection of notes receivable . . . . . . . . . . .            -       373,153
Cash received from sale of investment securities . .   13,846,439     3,409,232
Purchase of investment securities. . . . . . . . . .   (1,500,000)   (5,966,334)
                                                       -----------  ------------

Net cash provided (used) by investing
   activities of continuing operations . . . . . . .   11,814,995    (2,244,682)
                                                      ------------  ------------

Cash flows from financing activities:
Purchases of treasury stock. . . . . . . . . . . . .            -      (184,305)
                                                      ------------  ------------

Net cash used in financing activities of
   continuing operations . . . . . . . . . . . . . .            -      (184,305)
                                                      ------------  ------------

Cash provided (used) by continuing operations. . . .   13,660,094    (4,509,763)

Cash used by discontinued operations, including
    income taxes paid in the amount of $365,400 for
    1999 . . . . . . . . . . . . . . . . . . . . . .            -      (365,400)
                                                      ------------  ------------
Net increase (decrease) in cash and cash equivalents   13,660,094    (4,875,163)

Cash and cash equivalents at beginning of period        2,157,701     7,740,219
                                                      ------------  ------------
Cash and cash equivalents at end of fiscal period. .  $15,817,795   $ 2,865,056
                                                      ============  ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
For the three months ended February 29, 2000 and February 28, 1999 (unaudited)


                                                      2000          1999
                                                  ------------  ------------
Reconciliation of net income to net cash
    provided (used) by operating activities from
    continuing operations:

Net income . . . . . . . . . . . . . . . . . . .  $   377,662   $   996,107
                                                  ------------  ------------

Adjustments to reconcile net income to net
   cash provided (used) by operating activities
   from continuing operations:
Gain on sale of discontinued operations. . . . .            -      (367,509)
Income taxes payable and deferred taxes
   related to sale of discontinued operations. .            -       125,900
Depreciation and amortization. . . . . . . . . .      166,886       125,666
Gain on sale of investment securities. . . . . .     (145,189)
Gain on sale of fixed assets . . . . . . . . . .            -             -
Interest income included with note receivable. .            -        (2,294)

Changes in assets and liabilities:
Accounts receivable, net . . . . . . . . . . . .    2,164,080       584,060
Inventory. . . . . . . . . . . . . . . . . . . .       46,590       (46,984)
Other current assets . . . . . . . . . . . . . .      112,613       (28,589)
Deferred taxes, net. . . . . . . . . . . . . . .       (7,400)     (566,700)
Other assets . . . . . . . . . . . . . . . . . .        4,057         1,522
Accounts payable and accrued liabilities . . . .   (1,153,388)   (3,299,719)
Deferred revenue . . . . . . . . . . . . . . . .       62,449        (6,111)
Income taxes payable . . . . . . . . . . . . . .            -       403,875
Income taxes receivable. . . . . . . . . . . . .      216,739             -

                                                    1,467,437    (3,076,883)
                                                  ------------  ------------

Net cash provided (used) by operating activities  $ 1,845,099   $(2,080,776)
    from continuing operations                    ============  ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  three  month  periods  ended February 29, 2000 and February 28, 1999

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended November 30, 1999.

Principles  of  Consolidation

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiaries, Telesoft Acquisition Corp and Telesoft Recovery Corp.

All  significant  intercompany accounts and transactions have been eliminated.

2.          INVESTMENT  SECURITIES

Winstar  Communications,  Inc.  "Winstar"

The Company accounted for its investment in Winstar as an available-for-sale equity security, which accordingly was carried at market value. During the three months ended February 28, 1999, the Company sold the last of its Winstar shares, or 79,387 shares, resulting in net proceeds before taxes of $2,909,232.

Amdocs  Ltd.  ("DOX")

The Company accounted for its investment in DOX, which traded on the NYSE under the symbol DOX, as an available-for-sale equity security, which accordingly was carried at market value. During the three months ended February 29, 2000, the Company sold all 7,434 DOX shares that it had held for $296,439. These shares were previously held as 20,000 shares of International Telecommunication Data Systems Inc. (ITDS).

3.          STOCKHOLDERS'  EQUITY

     Self-Tender  Offer

On February 3, 2000, the Company commenced an offer to repurchase up to 2.3 million shares of its common stock pursuant to a "Dutch auction" self-tender offer. On March 24, 2000, the tender expired. The Company repurchased, pursuant to the tender offer, a total of 2.3 million shares of its common stock. The purchase price for the shares of common stock was $7.25 per share and the proration factor was 59.72 percent.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND    RESULTS    OF    OPERATIONS.


RESULTS  OF OPERATIONS BY PRODUCT LINE FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999    (in thousands except
per  share  items)

     Three  months  ended  February  29,  2000          Three  months  ended  February  28,  1999
     -----------------------------------------          -----------------------------------------

                            System Sales    Custom    Recovery    System   Custom   Network
                           STS             Billing    Services   Total     STS      Sales     Billing   Services   Total

Sales, net. . . . . . . .  $       4,792   $  1,818   $     253  $   159   $ 7,022  $  5,818  $  1,388  $     545      51   $7,802
Cost of sales . . . . . .          3,287        333           6        -     3,626     4,201       217          -       -    4,418
                           --------------  ---------  ---------  --------  -------  --------  --------  ---------  -------  ------
Gross profit. . . . . . .          1,505      1,485         247      159     3,396     1,617     1,171        545      51    3,384
                           --------------  ---------  ---------  --------  -------  --------  --------  ---------  -------  ------
General & administrative
   expenses:
General . . . . . . . . .            950      1,472         224      233     2,879       866       990        278      70    2,204
Depreciation. . . . . . .             47         39           5        -        91        37        33          5       -       75
Bad debt. . . . . . . . .             69          9           -        -        78        54         2          -       -       56
Corporate allocations:
General . . . . . . . . .             32         19           6        1        58        45        12          4       -       61
Depreciation. . . . . . .             31         29           6        -        66        22        22          5       1       50
                           --------------  ---------  ---------  --------  -------  --------  --------  ---------  -------  ------
                                   1,129      1,568         241      234     3,172     1,024     1,059        292      71    2,446
                           --------------  ---------  ---------  --------  -------  --------  --------  ---------  -------  ------

Operating income (loss) .            376        (83)          6      (75)      224       593       112        253     (20)     938

Other income. . . . . . .                                                      370                                             161
                                                                           -------                                          ------

Pretax income . . . . . .                                                      594                                           1,099

Income tax provision. . .                                                     (216)                                           (471)
                                                                           -------                                          ------
Income from continuing
  operations. . . . . . .                                                  $   378                                          $  628
                                                                           =======                                          ======



Diluted earnings per
  share-continuing
  operations. . . . . . . .                                                $  0.10                                          $ 0.16
                                                                           ======                                          =======





RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     Revenues decreased by 10% to $7,022,543 for the three months ended February 29, 2000 compared to $7,802,597 for the three months ended February 28, 1999. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

     STS revenues were $4,791,533 for the three months ended February 29, 2000 compared to $5,817,928 for the three months ended February 28, 1999, a decrease of 17.6%. This decrease was a slight improvement over the 22% decline to the fourth quarter 1999 from the fourth quarter 1998. This decrease was primarily due to market pressure from competing long-distance calling products including pre-paid cards, other calling cards, wireless services and the Internet. The Company is adjusting to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers.

      Revenues from System Sales and Maintenance were $1,818,220 for the three months ended February 29, 2000 compared to $1,388,196 for the three months ended February 28, 1999, an increase of 31%. TelMaster sales and maintenance related revenues increased 54.5% to $1,108,955 for the three months ended February 29, 2000 compared to $717,672 for the three months ended February 28, 1999. Approximately $189,000, or 44%, of this increase in TelMaster revenues was related to increased efforts and revenues related to the ongoing development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract.

     For the three months ended February 29, 2000 and February 28, 1999, revenues from Customized Billing Services were approximately $254,000 and $545,000, respectively. Approximately $130,000 of this decline was due to the loss of the MDU contract with Bell Atlantic in March 1999. Approximately $276,000 of the decline was due to set up fees generated in the first quarter of fiscal 1999, which decline was offset by approximately $182,000 in recurring revenues from those projects.
      Recovery Services, which began operations in March 1999, had revenues of approximately $159,000 during the first quarter of fiscal 2000, an 85% increase over the fourth quarter of fiscal 1999. Network Services, which began operations in December 1998 and ceased operations in August 1999, had revenues of approximately $50,000 during the first quarter of fiscal 1999.

                                       Revenue for the three month period ended

                   February 29, 2000   February 28, 1999   February 28, 1998   February 28, 1997   February 29, 1996
                   ------------------  ------------------  ------------------  ------------------  ------------------

Telemanagement. .  $        1,108,955  $          717,672  $          444,788  $          212,236  $          389,944
DCS . . . . . . .             372,156             338,942             388,228             250,264             378,084
RATEX . . . . . .             337,109             331,582             495,448             158,215             294,061
                   ------------------  ------------------  ------------------  ------------------  ------------------
     System Sales           1,818,220           1,388,196           1,328,464             620,715           1,062,089
STS . . . . . . .           4,791,533           5,817,928           5,455,812           4,067,982           4,031,694
Custom Billing. .             253,685             545,005             242,502             167,894             141,229
Network Services.                   -              51,468                   -                   -                   -
Recovery Services             159,105                   -                   -                   -                   -
                   ------------------  ------------------  ------------------  ------------------  ------------------
                   $        7,022,543  $        7,802,597  $        7,026,778  $        4,856,591  $        5,235,012
                   ==================  ==================  ==================  ==================  ==================




     Total gross profit was relatively unchanged at $3,396,134 for the three months ended February 29, 2000 compared to $3,384,120 for the three months ended February 28, 1999. Cost of goods sold was approximately 68.6% of STS revenues for the three months ended February 29, 2000, compared with 72.2% for the three months ended February 28, 1999. This decrease was primarily due to the decreased cost of long distance services provided by the Company's suppliers. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 18% for the three months ended February 29, 2000 compared with 17% for three months ended February 28, 1999.

     Overall operating expenses increased by 29.7%, or $726,511, for the three months ended February 29, 2000 to $3,172,828 from $2,446,317, for the three months ended February 28, 1999. This increase was primarily due to an increase in human resources in the areas of TelMaster research and development, implementation, sales, and support services, as well as the addition of the Network Services and the Recovery Services divisions. Research and development costs incurred and expensed during the first quarters of fiscal 2000 and 1999 were $426,000 and $234,000, respectively. Sales and support related expenses increased by approximately $65,000 and $116,000, respectively from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. The Recovery Services division had operating expenses of approximately $234,000 during the first quarter of fiscal 2000. Network Services, which was discontinued in August 1999, contributed approximately $71,000 to operating expenses in the quarter ended February 28, 1999. General and administrative expenses as a percentage of revenues increased to 45.2% for the first quarter of fiscal 2000, compared to 31.4% for the first quarter of fiscal 1999. The Company expects to continue to experience increases in TelMaster research and development, sales and professional service expenses as part of its effort to increase TelMaster product sales.

     The provision for income taxes was $215,600 and $470,800 for the three months ended February 29, 2000 and February 28, 1999, respectively. This represents 36.3% and 42.8% of income before provision for income taxes for 2000 and 1999, respectively. This percentage decrease was partially attributable to increased interest from tax-free investments as well as a higher percentage of tax-free interest included in pretax income.

     Income from continuing operations decreased to $377,662 for the first quarter of fiscal 2000 from $628,598 in the first quarter of fiscal 1999. This was attributable to an approximate $217,000 decrease in operating income from the STS product lines, an operating loss of approximately $83,000 versus a $112,000 profit from the system sales division, and an operating loss of $75,000 from the Recovery Services division. These decreases were offset by a $63,000 increase in interest income and a $145,000 pretax gain on the sale of investment securities.

     For the quarter ended February 28, 1999, gain on disposal of GoodNet subsidiary represents additional gain realized as a result of the sale of 79,387 shares of Winstar common stock received in the sale of GoodNet to Winstar. See "Investment Securities - Winstar Shares" in the notes to the consolidated financial statements.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents increased to $15,817,795 at February 29, 2000 from $2,157,701 at November 30, 1999. During the three months ended February 29, 2000, investment securities decreased by $12,267,370. This transition was made in preparation of the Company's "dutch auction" tender offer of its common stock. The Company's combined cash and investment holdings increased by approximately $1,393,000. During the first quarter of 2000, activities from continuing operations provided approximately $1,845,000, compared to the use of approximately $2,081,000 in the first quarter of 1999.

     Accounts receivable decreased to $7,840,078 from $9,937,537 as of November 30, 1999 ($7,320,856 and $9,484,936, net of allowance for uncollectibles as of February 29, 2000 and November 30, 1999, respectively). This decrease was primarily due to normal seasonal decline in STS revenues. STS revenues were approximately $4,790,000 and $7,100,000 for the first quarter of 2000 and the fourth quarter of 1999, respectively. This 32% decline was a slight improvement over the 37% decline from the fourth quarter of 1998 to the first quarter of fiscal 1999.

     Accounts payable and accrued liabilities decreased to $4,727,587 as of February 29, 2000 from $5,880,975 as of November 30, 1999. As of February 28, 1999, there was approximately $4,908,864 in accounts payable and accrued liabilities. This slight decrease is attributable to the decline in STS revenue, offset by increasing gross profit margins.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At February 29, 2000, the Company had cash and cash equivalents of $15,817,795. On March 24, 2000, the Company completed a self-tender offer by repurchasing 2.3 million shares of its common stock pursuant to a modified "dutch auction" tender offer. The tender, which carried an offer price of $7.25 per share, combined with the repurchase of all 293,750 shares of common stock owned by Joseph Zerbib, resulted in the payment of approximately $17,300,000 to tendering option and stockholders. As a result of this tender, the Company has established a 12-month line of credit with three officers of the Company in order to satisfy the terms of the tender offer. While the Company believes that it will be able to extend or replace the current line of credit, there can be no assurance that this will happen. The Company believes that cash flows from its business will allow it to service the interest payments the Company will incur on this facility. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

ITEM  3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.




                                  Cost               Gross        Estimated
                                                     unrealized   Fair Value
                                                     gains
November 30, 1999
--------------------------------
Available-for-sale securities:
U.S. Corporate Equity Securities  $         151,250  $    66,120  $   217,370
Municipal bonds. . . . . . . . .         12,050,000          -0-   12,050,000
                                  -----------------  -----------  -----------
                                  $      12,201,250  $    66,120  $12,267,370



The  following  is a summary of investment securities as of November 30, 1999:

At  February  29,  2000,  the  Company  had  no  investment  securities.

                                    PART II
                               OTHER INFORMATION

ITEM  5.    OTHER  INFORMATION

LINE  OF  CREDIT-RELATED  PARTIES

     In March 2000, the Company entered into three $1,000,000 lines of credit (total of $3,000,000), bearing a term of one year and an annual interest rate of 10%, with three officers of the Company. The lines of credit, including accrued interest, are due April 30, 2001. This financing was completed in order to satisfy the terms of the tender offer. See "Liquidity and Capital Resources" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

SELF-TENDER  OFFER

     On  February  3, 2000, the Company commenced an offer to repurchase up to
2.3 million shares of its common stock pursuant to a "Dutch auction" self-tender offer. On March 24, 2000, the tender offer expired. Pursuant to the tender offer the Company repurchased a total of 2.3 million shares of its common stock. The purchase price for the shares of common stock was $7.25 per share and the proration factor was 59.72 percent.

In connection with the tender offer, affiliates of the Company sold an aggregate of 1,031,663 shares of the Company's common stock for approximately $7,480,000. Additionally, the Company repurchased all 293,750 shares of common stock owned by Joseph Zerbib for $2,129,688. Subsequent to the completion of the tender, affiliates of the Company owned 695,837 shares or 47.4% of the outstanding common stock of the Company.



ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

  (a) NO.   DESCRIPTION                                         REFERENCE
      ---   -----------                                         ---------

      11    Earnings per common and common equivalent shares    filed herewith

      27    Financial Data Schedule                             filed herewith

  (b) There were no reports on Form 8-K filed during the quarter ended February 29, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELESOFT  CORP.



     BY:      /s/   Michael  F.  Zerbib
            ---------------------------
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    April  10,  2000


The following table reconciles the numerators and denominators of the basic and diluted earnings per share:

                                                Three months ended
                                                February   February
                                        								29, 2000   28, 1999

BASIC EARNINGS PER COMMON SHARE:
---------------------------------------------
NUMERATOR
Income from continuing operations               377,662    628,598
Gain on disposal of GoodNet                        -       367,509
                                               ---------  ---------
Net earnings available to common shareholders   377,662    996,107
                                               =========  =========
DENOMINATOR
Weighted average number of shares outstanding  3,711,500  3,720,022
                                               ---------  ---------
PER SHARE AMOUNTS
Income from continuing operations . . . . . .        .10        .17
Gain on disposal of GoodNet . . . . . . . . .          -        .10
                                               ---------  ---------
Net earnings available to common shareholders        .10        .27
                                               =========  =========



DILUTED EARNINGS PER SHARE
---------------------------------------------
NUMERATOR
Income from continuing operations . . . . . .    377,662     628,598
Gain on disposal of GoodNet . . . . . . . . .          -     367,509
                                               ----------  ----------
Net earnings available to common shareholders    377,662     996,107
                                               ==========  ==========
DENOMINATOR
Weighted average number of shares outstanding  3,711,500   3,720,022
Effect of dilutive securities:
Options and warrants. . . . . . . . . . . . .    418,100     482,100
Stock acquired with proceeds. . . . . . . . .   (300,396)   (334,285)
                                               ----------  ----------
Weighted average common shares and assumed. .  3,829,204   3,867,837
   conversions outstanding                     ==========  ==========
PER SHARE AMOUNTS
Income from continuing operations . . . . . .        .10         .16
Gain on disposal of GoodNet . . . . . . . . .          -         .10
                                               ----------  ----------
Net earnings available to common shareholders        .10         .26
                                               ==========  ==========