Form 10-Q
period 2000-05-31
TELESOFT CORP
filed 2000-07-17
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

                Yes  (X)                                               No (  )





At July 10, 2000, the Registrant had outstanding 1,388,955 shares of common stock, no par value.









                                        PART I - FINANCIAL INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS.

Consolidated Balance Sheets as of May 31, 2000 and November 30, 1999. . . . . . . . . . . . . . . . .        3
Consolidated Statements of Operations for the three and six month periods ended May 31, 2000 and 1999    4 - 5
Consolidated Statements of Cash Flows for the six month periods ended May 31, 2000 and 1999 . . . . .    6 - 7
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. . . .  10 - 16
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. . . . . . . . . . . . . . . . .       16

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . .       17
ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET

                                                                    May 31, 2000   November 30, 1999
                                                                    (unaudited)
ASSETS   (Note  4)

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $  103,397    $2,157,701
Investment securities. . . . . . . . . . . . . . . . . . . . . . . .           -    12,267,370
Accounts receivable, net of allowance for uncollectibles of $595,371   6,609,913     9,484,936
    and $452,601 at May 31, 2000 and November 30, 1999,
    respectively
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     411,731       366,794
Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . .      43,217       462,626
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .     296,600       221,100
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     118,481       301,774
                                                                      -----------  -----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .   7,583,339    25,262,301

Property and equipment, net. . . . . . . . . . . . . . . . . . . . .   1,477,398     1,320,246
Computer software costs, net . . . . . . . . . . . . . . . . . . . .     102,472       169,667
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      91,476       110,723
                                                                      -----------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $9,254,685   $26,862,937
                                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Related party debt . . . . . . . . . . . . . . . . . . . . . . . . .  $1,512,500             -
Accounts payable and accrued liabilities . . . . . . . . . . . . . .   4,060,379     5,880,975
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .     149,840             -
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .   1,014,587       928,997
                                                                      -----------  -----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .   6,737,306     6,809,972
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      98,000        62,200
                                                                      -----------  -----------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .   6,835,306     6,872,172
                                                                      -----------  -----------
Commitments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -             -

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized; . . . .           -             -
   none issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;. . . . . .     642,360     6,919,095
   1,554,934 issued and 1,388,955 outstanding
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           -        80,069
Accumulated other comprehensive income . . . . . . . . . . . . . . .           -        66,120
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   2,419,379    12,925,481
                                                                      -----------  -----------
                                                                       3,061,739    19,990,765
Less: Treasury stock, 165,979  shares, at cost . . . . . . . . . . .    (642,360)            -
                                                                      -----------  -----------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .   2,419,379    19,990,765
                                                                      -----------  -----------
Total liabilities and stockholders' equity . . . . . . . . . . . . .  $9,254,685   $26,862,937
                                                                      ===========  ===========

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  three  and  six  months  ended  May  31,  2000  and  1999  (unaudited)

                                             Three  Months  Ended  May  31,  Six  Months  Ended  May  31,
                                             ------------------------------  ----------------------------
                                                      2000         1999          2000          1999
                                                   -----------  -----------  ------------  ------------

Sales, net. . . . . . . . . . . . . . . . . . . .  $6,484,553   $7,224,389   $13,507,096   $15,026,986
Cost of sales . . . . . . . . . . . . . . . . . .   3,807,791    4,332,368     7,434,200     8,750,845
                                                   -----------  -----------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . . .   2,676,762    2,892,021     6,072,896     6,276,141
General and administrative expenses . . . . . . .   3,098,914    2,647,242     6,271,742     5,093,559
                                                   -----------  -----------  ------------  ------------
Operating (loss) income . . . . . . . . . . . . .    (422,152)     244,779      (198,846)    1,182,582
                                                   -----------  -----------  ------------  ------------
Other income (expense):
Interest income . . . . . . . . . . . . . . . . .     106,424      156,511       331,191       318,213
Interest expense. . . . . . . . . . . . . . . . .     (37,470)         (41)      (37,470)         (255)
Other income. . . . . . . . . . . . . . . . . . .         233         (377)      145,422          (270)
                                                   -----------  -----------  ------------  ------------
                                                       69,187      156,093       439,143       317,688
                                                   -----------  -----------  ------------  ------------
(Loss) income from continuing operations. . . . .    (352,965)     400,872       240,297     1,500,270
    before provision for income taxes
Provision for income taxes. . . . . . . . . . . .     130,100     (121,100)      (85,500)     (591,900)
                                                   -----------  -----------  ------------  ------------

(Loss) income from continuing operations. . . . .    (222,865)     279,772       154,797       908,370
Gain on disposal of GoodNet subsidiary (net of
    income taxes of $239,500 in 1999) . . . . . .           -            -             -       367,509
                                                   -----------  -----------  ------------  ------------
Net (loss) income . . . . . . . . . . . . . . . .    (222,865)     279,772       154,797     1,275,879
Other comprehensive (loss) income, net of tax
Reclass of holding gains realized during
   period and included in income statement. . . .           -            -       (66,120)      (84,566)
                                                   -----------  -----------  ------------  ------------
Comprehensive (loss) income . . . . . . . . . . .  $ (222,865)  $  279,772   $    88,677   $ 1,191,313
                                                   ===========  ===========  ============  ============

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                          Three  Months  Ended  May  31,  Six  Months  Ended  May  31,
                          ------------------------------  ----------------------------

                                    2000         1999        2000        1999
                                 -----------  ----------  ----------  ----------

Basic (loss) earnings per share

Continuing operations . . . . .  $    (0.11)  $     0.08  $     0.05  $     0.24
Sale of discontinued operations           -            -           -        0.10
                                 -----------  ----------  ----------  ----------
Net (loss) income . . . . . . .  $    (0.11)  $     0.08  $     0.05  $     0.34
                                 ===========  ==========  ==========  ==========

Diluted earnings per share

Continuing operations . . . . .  $    (0.11)  $     0.07  $     0.05  $     0.24
Sale of discontinued operations           -            -           -        0.10
                                 -----------  ----------  ----------  ----------
Net (loss) income . . . . . . .  $    (0.11)  $     0.07  $     0.05  $     0.34
                                 ===========  ==========  ==========  ==========

Weighted average number
   of shares outstanding
- basic . . . . . . . . . . . .   2,030,721    3,711,500   2,866,518   3,715,715
- diluted . . . . . . . . . . .   2,030,721    3,834,538   2,932,685   3,850,108
                                 ===========  ==========  ==========  ==========


The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  six  months  ended  May  31,  2000  and  1999  (unaudited)


                                                         2000           1999
                                                     -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers. . . . . . . . . . . .  $ 16,328,075   $ 16,171,651
Cash paid to suppliers and employees. . . . . . . .   (15,106,207)  (17,399,829)
Interest paid . . . . . . . . . . . . . . . . . . .       (24,970)         (255)
Interest received . . . . . . . . . . . . . . . . .       492,561       216,067
Income tax refund . . . . . . . . . . . . . . . . .       592,496             -
Income taxes paid . . . . . . . . . . . . . . . . .      (148,447)   (1,234,254)

                                                     -------------  -------------

Net cash provided (used) by operating
  activities of continuing operations . . . . . . .     2,133,508    (2,246,620)
                                                     -------------  -------------

Cash flows from investing activities:
Purchase of property and equipment. . . . . . . . .      (424,188)     (235,911)
Disbursements for notes receivable from related
     parties. . . . . . . . . . . . . . . . . . . .      (450,000)            -
Collection of notes receivable from related
     parties. . . . . . . . . . . . . . . . . . . .       500,000             -
Collection of notes receivable. . . . . . . . . . .             -       373,153
Cash received from sale of fixed assets . . . . . .             -         1,054
Cash received from sale of investment securities. .    13,846,439     3,409,232
Purchase of investment securities . . . . . . . . .    (1,500,000)   (6,465,333)
                                                     -------------  -------------

Net cash provided (used) by investing
   activities of continuing operations. . . . . . .    11,972,251    (2,917,805)
                                                     -------------  -------------

Cash flows from financing activities:
Purchases of treasury stock . . . . . . . . . . . .      (275,295)     (184,305)
Proceeds from debt - related parties. . . . . . . .     1,500,000             -
Stock redemption. . . . . . . . . . . . . . . . . .   (17,384,768)            -
                                                     -------------  -------------

Net cash used in financing activities of
   continuing operations. . . . . . . . . . . . . .   (16,160,063)     (184,305)
                                                     -------------  -------------

Cash used by continuing operations. . . . . . . . .    (2,054,304)   (5,348,730)

Cash used by discontinued operations, including
 income taxes paid in the amount of $605,100 for 1999           -      (605,100)
                                                     -------------  -------------

Net decrease in cash and cash equivalents . . . . .    (2,054,304)   (5,953,830)

Cash and cash equivalents at beginning of period. .     2,157,701     7,740,219
                                                     -------------  ------------

Cash and cash equivalents at end of period. . . . .  $    103,397   $  1,786,389
                                                     =============  ============

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
For  the  six  months  ended  May  31,  2000  and  1999  (unaudited)



                                                      2000          1999
                                                  ------------  ------------
Reconciliation of net income to net cash
    provided (used) by operating activities from
    continuing operations:

Net income . . . . . . . . . . . . . . . . . . .  $   154,797   $ 1,275,879
                                                  ------------  ------------

Adjustments to reconcile net income to net
   cash provided (used) by operating activities
   from continuing operations:
Gain on sale of discontinued operations. . . . .            -      (367,509)
Income taxes payable and deferred taxes
   related to sale of discontinued operations. .            -       365,600
Depreciation and amortization. . . . . . . . . .      334,231       258,859
Gain on sale of investment securities. . . . . .     (145,189)            -
Gain on sale of fixed assets . . . . . . . . . .            -           377
Interest expense included with note payable. . .       12,500             -
Interest income included with note receivable. .            -        (2,294)

Changes in assets and liabilities:
Accounts receivable, net . . . . . . . . . . . .    2,875,023     1,412,470
Inventory. . . . . . . . . . . . . . . . . . . .      (44,937)      (77,176)
Other current assets . . . . . . . . . . . . . .      133,293       (58,908)
Deferred taxes, net. . . . . . . . . . . . . . .      (39,700)     (402,700)
Other assets . . . . . . . . . . . . . . . . . .       19,247         1,522
Accounts payable and accrued liabilities . . . .   (1,820,596)   (3,901,122)
Deferred revenue . . . . . . . . . . . . . . . .       85,590      (146,364)
Income taxes payable . . . . . . . . . . . . . .      149,840      (147,239)
Income taxes receivable. . . . . . . . . . . . .      419,409      (458,015)
                                                  ------------  ------------
                                                    1,978,711    (3,522,499)
                                                  ------------  ------------

Net cash provided (used) by operating activities  $ 2,133,508   $(2,246,620)
    from continuing operations                    ============  ============


The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  six  month  periods  ended  May  31,  2000  and  1999

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments consisting of recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the
year  ending  November  30,  2000.    The  unaudited  consolidated  financial
statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended November 30, 1999.

Principles  of  Consolidation

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiaries, Telesoft Acquisition Corp and Telesoft Recovery Corp.

All  significant  intercompany accounts and transactions have been eliminated.

2.          INVESTMENT  SECURITIES

Municipal  Bonds

The Company accounted for its investment in Municipal bonds as an available-for-sale debt security, which accordingly was carried at market
value.    During  the  six  months  ended  May  31, 2000, the Company sold all
12,050,000  shares  that  it  had  held  for  $12,050,000.
Winstar  Communications,  Inc.  ("Winstar")

The Company accounted for its investment in Winstar as an available-for-sale equity security, which accordingly was carried at market value. During the six months ended May 31, 1999, the Company sold the last of its Winstar shares, or 79,387 shares, resulting in net proceeds before taxes of $2,909,232.

Amdocs  Ltd.  ("DOX")

The Company accounted for its investment in DOX, which traded on the NYSE under the symbol DOX, as an available-for-sale equity security, which accordingly was carried at market value. During the six months ended May 31, 2000, the Company sold all 7,434 DOX shares that it had held for $296,439.
These shares were previously held as 20,000 shares of International Telecommunication Data Systems Inc. (ITDS).

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
For  the  six  month  periods  ended  May  31,  2000  and  1999

3.          STOCKHOLDERS'  EQUITY

Self-Tender  Offer

On February 3, 2000, the Company commenced an offer to repurchase up to 2.3 million shares of its common stock pursuant to a "Dutch auction" self-tender offer. On March 24, 2000, the tender offer expired. Pursuant to the tender offer, the Company repurchased a total of 2.3 million shares of its common stock. The purchase price for the shares of common stock was $7.25 per share and the proration factor was 60.22 percent. The Company redeemed 1,938,816
common  shares  for    $14,056,416  and  351,352  common  stock  options  for
$1,112,674. Included in the common shares redeemed are 1,031,663 shares of the Company's common stock redeemed from affiliates of the Company for an aggregate of approximately $7,480,000.

Additionally, the Company repurchased all 293,750 shares of common stock owned by Joseph Zerbib for $2,129,688. Subsequent to the completion of the tender offer, affiliates of the Company owned 695,837 shares or 47% of the outstanding common stock of the Company.

Expenses  incurred  related  to  the  tender  offer  were  $85,991.

Treasury  Stock

On April 4, 2000, the Company announced that it authorized the repurchase of up to 10% (146,913 shares) of its outstanding common stock on the open market under prevailing market conditions as applicable under appropriate securities laws. From the announcement date through May 31, 2000, the Company repurchased 89,979 shares of its common stock in the open market for $275,296.


4.          RELATED  PARTY  DEBT:

On April 3, 2000, the Company entered into three $1,350,000 lines of credit (total of $4,050,000), payable on demand, bearing a term of one year and an annual interest rate of 10%, with three officers of the Company. Each line of credit is secured by the assets of the Company. The interest rate on this debt is at least as favorable as the Company could receive from third-party lenders. The Company has obtained several proposals from third-party lenders bearing effective rates in excess of 12%.

During the six months ended May 31, 2000, interest expense in connection with these notes was $25,000. As of May 31, 2000, borrowings outstanding on the line of credit and accrued interest payable were $1,500,000 and $12,500, respectively.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND    RESULTS    OF    OPERATIONS.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  SIX  MONTHS  ENDED  MAY  31,  2000  AND  1999
(in  thousands  except  per  share  items)

                      Six  months  ended  May  31,  2000                    Six  months  ended  May  31,  1999
                 -------------------------------------------          -----------------------------------------------------------

                           System    Custom     Recovery                         System    Custom    Recovery    Network
                 STS       Sales     Billing    Services    Total     STS        Sales     Billing   Services    Services   Total


Sales, net. . .  $ 9,729   $ 2,862   $     484  $     432   $13,507   $  11,391  $  2,698  $    808  $      -    $    130  15,027

Cost of sales .    6,939       485          10          -     7,434       8,280       466         5          -          -   8,751
                 --------  --------  ---------  ----------  --------  ---------  --------  --------  ----------  ---------  -----
Gross profit. .    2,790     2,377         474        432     6,073       3,111     2,232       803          -        130   6,276
                 --------  --------  ---------  ----------  --------  ---------  --------  --------  ----------  ---------  -----
General & Administrative
   Expenses:
General . . . .    1,841     2,958         416        456     5,671       1,713     2,042       529        101        194   4,579
Depreciation. .       91        79          10          1       181          75        66        10          -          -     151
Bad debt. . . .      140         -           -          -       140         116         3         3          -          -     122
Corporate
allocations:
General . . . .       70        41          12          3       126          98        26         8          1          1     134
Depreciation. .       69        68          16          -       153          48        46        11          -          3     108
                 --------  --------  ---------  ----------  --------  ---------  --------  --------  ----------  ---------  -----
                   2,211     3,146         454        460     6,271       2,050     2,183       561        102        198   5,094
                 --------  --------  ---------  ----------  --------  ---------  --------  --------  ----------  ---------  -----

Operating income     579      (769)         20        (28)     (198)      1,061        49       242       (102)       (68)  1,182
        (loss)
-
Other income. .                                                 439                                                           318
                                                            --------                                                        -----

Pretax income .                                                 241                                                         1,500

Income tax. . .                                                 (86)                                                         (592)
  provision                                                 --------                                                       -------

Income from continuing
operations  . .                                             $   155                                                        $  908
                                                            ========                                                       =======


Diluted earnings per
  share -continuing
  operations .                                              $  0.05                                                        $  0.24
                                                            ========                                                       =======



RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  MAY  31,  2000 AND 1999

     Revenues decreased by 10% to $13,507,096 for the six months ended May 31, 2000 compared to $15,026,986 for the six months ended May 31, 1999. The Company's revenue is derived from four principal product lines and services:
STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

     STS revenues were $9,728,487 for the six months ended May 31, 2000 compared to $11,390,479 for the six months ended May 31, 1999, a decrease of
14.6%.       This decrease was primarily due to market pressure from competing long-distance calling products including pre-paid cards, other calling cards, wireless services and the Internet. The Company is adjusting to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers. The majority of the impact of these new rates will be felt during the course of our fourth fiscal quarter (September-November), which represents the first three months of the 2000-2001 academic year. Historically, the calling patterns during these months are indicative of calling patterns for the balance of the academic year. Additionally, we plan to test the roll-out of additional services such as debit cards and wireless products during this Fall.

      Revenues from System Sales and Maintenance were $2,862,443 for the six months ended May 31, 2000 compared to $2,698,236 for the six months ended May 31, 1999, an increase of 6%. TelMaster sales and maintenance related revenues increased 27.6% to $1,673,692 for the six months ended May 31, 2000 compared
to $1,311,235 for the six months ended May 31, 1999.   This  $362,000 increase
in TelMaster  revenues  was  largely   related  to  increased  revenues  from
the ongoing development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the
State  of  California's  CALNET  contract.   TelMaster  system sales have  been
affected   by  longer  than  expected  implementation  periods.    We   expect
that our investment in additional implementation, programming and software development personnel will reduce our implementation cycles, which will increase the number of systems we are able to implement each year, while simultaneously improving customer satisfaction. The RATEX and DCS product revenues declined 20.4% or $148,000 and 7.5% or $50,000, respectively. The decline in revenues in these segments was the result of a decrease in demand for these text-based software products.

     For the six months ended May 31, 2000 and 1999, revenues from Customized Billing Services were approximately $484,000 and $808,000, respectively.
Approximately $230,000, of this decline was due to the loss of the MDU contract with Bell Atlantic in March 1999 and the loss of the Blue Cross Blue Shield contract in July 1999. Approximately $376,000 of the decline was due to set up fees generated in the first half of fiscal 1999, which decline was offset by approximately $336,000 in recurring revenues from those projects. The Customized Billing Services division is currently generating approximately $960,000.

      Recovery Services, which began operations in March 1999, had revenues of approximately $432,000 during the first half of fiscal 2000, a 219% increase over the second half of fiscal 1999. Network Services, which was discontinued in August 1999, had begun operations in December 1998 and had revenues of approximately $130,000 during the first half of fiscal 1999.

                       Revenue for the six-month period ended May 31,

                                2000         1999         1998         1997         1996
                             -----------  -----------  -----------  -----------  -----------

Telemanagement. . . . . . .  $ 1,673,692  $ 1,311,235  $   854,140  $   705,326  $   988,578
DCS . . . . . . . . . . . .      611,366      661,226      906,641      828,920      926,889
RATEX . . . . . . . . . . .      577,385      725,775      890,466      360,610      592,349
                             -----------  -----------  -----------  -----------  -----------
    System Sales. . . . . .    2,862,443    2,698,236    2,651,247    1,894,856    2,507,816
STS . . . . . . . . . . . .    9,728,487   11,390,479   11,011,644    8,268,643    8,110,752
Customized Billing Services      484,425      808,474      462,595      310,067      307,315
Network Services. . . . . .            -      129,556            -            -            -
Recovery Services . . . . .      431,741          241            -            -            -
                             -----------  -----------  -----------  -----------  -----------
                             $13,507,096  $15,026,986  $14,125,486  $10,473,566  $10,925,883
                             ===========  ===========  ===========  ===========  ===========



     Total gross profit decreased 3.2% or $203,245 to $6,072,896 for the six months ended May 31, 2000 compared to $6,276,141 for the six months ended May 31, 1999. Cost of goods sold was approximately 71.3% of STS revenues for the six months ended May 31, 2000, compared with 72.7% for the six months ended May 31, 1999. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 17% for both the six months ended May 31, 2000 and 1999.

     Overall operating expenses increased by 23.1%, or $1,178,183, for the six months ended May 31, 2000 to $6,271,742 from $5,093,559 for the six months ended May 31, 1999. Of this increase, approximately $1,050,000 was from TMS related expenses. Human resource expenses in the areas of TelMaster research and development, implementation, sales, and support services, increased by $680,000 to $1,255,000. The Recovery Services division had operating expenses of approximately $460,000 during the first half of fiscal 2000 compared to $102,000 in the first half of fiscal 1999. Network Services, which was discontinued in August 1999, contributed approximately $198,000 to operating expenses in the six months ended May 31, 1999. General and administrative expenses as a percentage of revenues increased to 46.4% for the first half of fiscal 2000, compared to 33.9% for the first half of fiscal 1999. We expect general and administrative expenses as a percentage of revenues to decrease over time, as revenues for TelMaster systems increase.

     Other income increased to $145,422 for the first half of fiscal 2000 from a $270 expense in the first half of fiscal 1999. This increase is attributable to the sale of 7,434 shares of Amdocs Ltd. ("DOX") common for
$296,439.    The  Company  realized  a  $145,189  gain  on  the  sale.

     The provision for income taxes was $85,500 and $591,900 for the six months ended May 31, 2000 and 1999, respectively. This represents 35.6% and 39.5% of income before provision for income taxes for 2000 and 1999, respectively. This percentage decrease was partially attributable to a higher percentage of tax-free interest included in pretax income, as well as being in lower income tax brackets for income tax calculation purposes.

     Income from continuing operations decreased to $154,797 for the first half of fiscal 2000 from $908,370 in the first half of fiscal 1999. This was attributable to a decrease of $482,000 in operating income from the STS product line, an operating loss of approximately $769,000 versus a $49,000 profit from the system sales division, and an operating loss of $28,000 from the Recovery Services division. These decreases were offset by a $145,000 pretax gain on the sale of investment securities and the discontinuation of the Network Services division, which had a $68,000 operating loss for the first six months of fiscal 1999. Additionally, interest income increased approximately $13,000 while interest expense increased $37,000 as a result of decreased cash and investments due to the Company's tender of its common stock completed in March 2000. These operating result changes were also offset by a $506,000 decrease in income taxes.

     For the six months ended May 31, 1999, gain on disposal of GoodNet subsidiary represents additional gain realized as a result of the sale of 79,387 shares of Winstar common stock received in the sale of GoodNet to Winstar. See note 2 in the notes to the consolidated financial statements.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  THREE  MONTHS  ENDED  MAY  31,  2000  AND  1999
  (in  thousands  except  per  share  items)

                   Three  months  ended  May  31,  2000                     Three  months  ended  May  31,  1999
                 -------------------------------------------------     ----------------------------------------------------------
                           System    Custom      Recovery                          System    Custom    Recovery   Network
                 STS       Sales     Billing     Services    Total     STS         Sales     Billing   Services   Services  Total


Sales, net. . .  $ 4,937   $ 1,044   $     231   $     273   $ 6,485   $   5,573   $  1,310  $    263         -   $     78  $7,224
Cost of . . . .    3,652       152           4           -     3,808       4,079        248         5          -         -   4,332
                 --------  --------  ----------  ----------  --------  ----------  --------  --------  ---------  --------   -----
Sales
Gross profit. .    1,285       892         227         273     2,677       1,494      1,062       258          -        78   2,892
                 --------  --------  ----------  ----------  --------  ----------  --------  --------  ---------  --------   -----

General & Administrative
   expenses:
General . . . .      891     1,486         192         223     2,792         847      1,052       250        101       124   2,374
Depreciation. .       44        31           5           1        81          38         33         5          -         -      76

Bad debt. . . .       71         -           -           -        71          62          1         3          -         -      66
Corporate
 allocations:
General . . . .       38        22           6           2        68          53         14         5          1         1     74
Depreciation. .       38        39          10           -        87          26         24         5          -         2     57
                 --------  --------  ----------  ----------  --------  ----------  --------  --------  ---------  --------  -----
                   1,082     1,578         213         226     3,099       1,026      1,124       268        102       127  2,647
                 --------  --------  ----------  ----------  --------  ----------  --------  --------  ---------  --------  -----

Operating income     203      (686)         14          47      (422)        (10)       468       (62)      (102)      (49)   245
  (loss)
Other income. .                                                   69                                                          156
                                                             --------                                                       -----

Pretax (loss) .                                                 (353)                                                         401
income
                                                                 130                                                         (121)
                                                             --------                                                       ------
Income tax
 provision

(Loss) income from                                             ($223)                                                       $ 280
  continuing operations                                      ========                                                       ======

Diluted (loss) earnings
 per share - continuting                                      ($0.11)                                                       $0.07
 operations                                                  ========                                                       =====




RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MAY 31, 2000 AND 1999

     Revenues decreased by 10% to $6,484,553 for the three months ended May 31, 2000 compared to $7,224,389 for the three months ended May 31, 1999. The Company's revenue is derived from four principal product lines and services:
STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

     STS revenues were $4,936,954 for the three months ended May 31, 2000 compared to $5,572,551 for the three months ended May 31, 1999, a decrease of 11.4%. This decrease was primarily due to market pressure from competing long-distance calling products including pre-paid cards, other calling cards, wireless services and the Internet. The Company is adjusting to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers.

      Revenues from System Sales and Maintenance were $1,044,223 for the three months ended May 31, 2000 compared to $1,310,040 for the three months ended May 31, 1999, a decrease of 20%. TelMaster sales and maintenance related revenues decreased 4.9% to $564,737 for the three months ended May 31, 2000 compared to $593,563 for the three months ended May 31, 1999. This decrease was a result of a $141,000 increase in TelMaster revenues related the State of California's CALNET contract, offset by lower systems revenues resulting from longer than expected implementation periods. We expect that our continued investment in additional implementation and software development personnel will reduce our implementation cycles, which will increase the number of systems we are able to implement each year, while simultaneously improving customer satisfaction. The RATEX and DCS product revenues declined 39% or $154,000 and 25.8% or $83,000, respectively. The decline in revenues in these segments was the result of a decrease in demand for these text-based software products.

     For the three months ended May 31, 2000 and 1999, revenues from Customized Billing Services were approximately $230,000 and $263,000, respectively. Approximately $70,000 of this decline was due to the loss of the MDU contract with Bell Atlantic in March 1999 and the loss of the Blue Cross Blue Shield contract in July 1999. Approximately $100,000 of the decline was due to set up fees generated in the second quarter of fiscal 1999, which decline was offset by approximately $150,000 in recurring revenues from those projects.

      Recovery Services, which began operations in March 1999, had revenues of approximately $273,000 during the second quarter of fiscal 2000, a 71% increase over the first quarter of fiscal 2000. Network Services, which began operations in December 1998 and ceased operations in August 1999, had revenues of approximately $78,000 during the second quarter of fiscal 1999.


                             Revenue for the three-month period ended May 31,

                                2000        1999        1998        1997        1996
                             ----------  ----------  ----------  ----------  ----------

Telemanagement. . . . . . .  $  564,737  $  593,563  $  409,352  $  493,090  $  600,826
DCS . . . . . . . . . . . .     239,210     322,284     518,413     578,656     548,803
RATEX . . . . . . . . . . .     240,276     394,193     395,018     202,395     298,288
                             ----------  ----------  ----------  ----------  ----------
     System Sales . . . . .   1,044,223   1,310,040   1,322,783   1,274,141   1,447,917
STS . . . . . . . . . . . .   4,936,954   5,572,551   5,555,832   4,200,661   4,079,057
Customized Billing Services     230,740     263,469     220,093     142,173     163,894
Network Services. . . . . .           -      78,088           -           -           -
Recovery Services . . . . .     272,636         241           -           -           -
                             ----------  ----------  ----------  ----------  ----------
                             $6,484,553  $7,224,389  $7,098,708  $5,616,975  $5,690,868





     Total gross profit decreased 7.4% or $215,259 to $2,676,762 for the three months ended May 31, 2000 compared to $2,892,021 for the three months ended May 31, 1999. Cost of goods sold was approximately 74% of STS revenues for the three months ended May 31, 2000, compared with 73% for the three months ended May 31, 1999. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 14% and 19% for the three months ended May 31, 2000 and 1999, respectively. This decrease was due to a higher percentage of maintenance revenues, which has a higher profit margin.

     Overall operating expenses increased by 17.1%, or $451,672, for the three months ended May 31, 2000 to $3,098,914 from $2,647,242, for the three months ended May 31, 1999. This increase was primarily due to an increase in human resources in the areas of TelMaster research and development, implementation, sales, and support services, which increased by $295,000 to $600,000. Sales and support related expenses increased by approximately $48,000 and $124,000, respectively from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. The Recovery Services division had operating expenses of approximately $226,000 during the second quarter of fiscal 2000 compared to $102,000 in the second quarter of fiscal 1999. Network Services, which was discontinued in August 1999, contributed approximately $127,000 to operating expenses in the three months ended May 31, 1999. General and administrative expenses as a percentage of revenues increased to 47.8% for the second quarter of fiscal 2000, compared to 36.6% for the second quarter of fiscal 1999. We expect general and administrative expenses as a percentage of revenues to decrease over time, as revenues for TelMaster systems increase.

     The provision for income taxes was a benefit of $130,100 and an expense of $121,100 for the three months ended May 31, 2000 and 1999, respectively. This represents 36.9% and 30.2% of income before provision for income taxes for 2000 and 1999, respectively.

     For the second quarter of fiscal 2000, the Company realized a $222,865 loss from continuing operations compared to $279,772 of income from continuing operations in the second quarter of fiscal 1999. This decline was primarily due to a $686,000 operating loss from the system sales division the in the second quarter of fiscal 2000 compared to a $62,000 loss from this division in the second quarter of fiscal 1999. This increase in operating loss for the system sales division was due to lower revenues. The Recovery Services division realized its first profitable quarter, providing an operating income of $47,000, compared to a loss of $102,000 during the second quarter of fiscal 1999.


MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $103,397 at May 31, 2000 from $2,157,701 at November 30, 1999. During the three months ended May 31, 2000,` investment securities decreased by $12,267,370. This decrease is primarily a result of the Company's "dutch auction" tender offer of its common stock, which used approximately $17,385,000 of the Company's cash. This use of cash was offset by $1,500,000 in cash advances from the Company's lines of credit with certain officers of the Company. During the first half of 2000, activities from continuing operations provided approximately $2,133,000, compared to the use of approximately $2,247,000 in the first half of 1999. Additionally, the Company purchased computer equipment, furniture and fixtures for approximately $424,000.

     Accounts  receivable  decreased  to  $7,205,284  from  $9,937,537  as  of
November  30,  1999  ($6,609,913  and  $9,484,936,  net  of  allowance  for uncollectibles as of May 31, 2000 and November 30, 1999, respectively). This decrease was primarily due to an approximate $2,189,000 decline in STS revenues. STS revenues were approximately $4,937,000 and $7,126,000 for the second quarter of 2000 and the fourth quarter of 1999, respectively.

     Accounts payable and accrued liabilities decreased to $4,060,379 as of May 31, 2000 from $5,880,975 as of November 30, 1999. As of May 31, 1999, there was approximately $4,307,462 in accounts payable and accrued liabilities. This slight decrease is attributable to the decline in STS revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At May 31, 2000, the Company had cash and cash equivalents of $103,397. On March 24, 2000, the Company completed a self-tender offer by repurchasing
2.3 million shares of its common stock pursuant to a modified "dutch auction" tender offer. The tender offer, which carried an offer price of $7.25 per share, combined with the repurchase of all 293,750 shares of common stock owned by Joseph Zerbib, resulted in the payment of approximately $17,300,000 to tendering option and stockholders. As a result of this tender, the Company has established a 12-month line of credit with three officers of the Company in order to satisfy the terms of the tender offer. While the Company believes that it will be able to maintain, extend or replace the current line of credit, there can be no assurance that this will happen. The Company believes that the current line along with cash flows from its business will allow it to service the cash needs of the business including interest payments the Company will incur on this facility. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

ITEM  3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The  following  is a summary of investment securities as of November 30, 1999:


                                                     Gross        Estimated
                                  Cost               unrealized   Fair Value
                                                     gains
 November 30, 1999
--------------------------------
Available-for-sale securities:
U.S. Corporate Equity Securities  $         151,250  $    66,120  $   217,370
Municipal bonds. . . . . . . . .         12,050,000          -0-   12,050,000
                                  -----------------  -----------  -----------
                                  $      12,201,250  $    66,120  $12,267,370



At  May  31,  2000,  the  Company  had  no  investment  securities.

                                   PART II
                               OTHER INFORMATION

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On April 24, 2000, the Company held its annual meeting of shareholders, at which the Company's shareholders considered the election of directors. Shareholders voted to elect Joseph W. Zerbib, Michael F. Zerbib, Thierry E. Zerbib, Brian H. Loeb, Cecile Silverman and Kalvan Swanky to serve as directors for the ensuing year and until their successors are elected and qualified. 2,324,200 shares were voted and 0 shares were withheld for each director.

ITEM  5.    OTHER  INFORMATION

RELATED  PARTY  DEBT
     On  April  3,  2000,  the  Company entered into three $1,350,000 lines of credit (total of $4,050,000), payable on demand, bearing a term of one year and an annual interest rate of 10%, with three officers of the Company. Each line of credit is secured by the assets of the Company. The interest rate on this debt is at least as favorable as the Company could receive from third-party lenders. The Company has obtained several proposals from third-party lenders, bearing effective rates in excess of 12%. This financing was completed in order to satisfy the terms of the tender offer along with anticipated working capital needs. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

SELF-TENDER  OFFER

     On  February  3, 2000, the Company commenced an offer to repurchase up to
2.3 million shares of its common stock pursuant to a "Dutch auction" self-tender offer. On March 24, 2000, the tender offer expired. Pursuant to the tender offer, the Company repurchased a total of 2.3 million shares of its common stock. The purchase price for the shares of common stock was $7.25 per share and the proration factor was 60.22 percent. The Company redeemed 1,938,816 common shares for $14,056,416 and 351,352 common stock options for $1,112,674. Included in the common shares redeemed are 1,031,663 shares of the Company's common stock redeemed from affiliates of the Company for an aggregate of approximately $7,480,000.

     Additionally, the Company repurchased all 293,750 shares of common stock owned by Joseph Zerbib for $2,129,688. Subsequent to the completion of the tender offer, affiliates of the Company owned 695,837 shares or 47% of the outstanding common stock of the Company.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  NO.     DESCRIPTION                                        REFERENCE
     ---     -----------                                        ---------

     11      Earnings per common and common equivalent shares   filed herewith

     27      Financial  Data  Schedule                          filed herewith


     (b) There were no reports on Form 8-K filed during the quarter ended May 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELESOFT  CORP.



     BY:                            /s/            Michael  F.  Zerbib
            ----------------------------------------------------------
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:  July  14,  2000


Exhibit  11:  Earnings  per  share
The  following  table  reconciles the numerators and denominators of the basic and  diluted earnings  per  share:
                                        Three  months  ended      Six months ended
                                        May  31,                  May  31,


                                          2000        1999        2000       1999
                                          ----        ----        ----          ----




BASIC EARNINGS (LOSS) PER COMMON SHARE:
----------------------------------------
NUMERATOR
(Loss) income from continuing operations  (222,865)    279,772    154,797     908,370

Gain on disposal of goodNet                   -           -          -        367,509
                                          ----------  ---------  ---------  -------------

Net earnings available to
common shareholders                       (222,865)    279,772    154,797   1,275,879
                                          ==========  =========  =========  =========
DENOMINATOR
Weighted average number of
   shares outstanding. . . . . . . . . .  2,030,721   3,711,500  2,866,518  3,715,715


PER SHARE AMOUNTS
Income from continuing operations. . . .       (.11)        .08        .05        .24

Gain on disposal of GoodNet. . . . . . .          -           -          -        .10
                                          ----------  ---------  ---------  ---------
Net earnings available to common . . . .       (.11)        .08        .05        .34
Shareholders                              ==========  =========  =========  =========
 .


DILUTED EARNINGS PER SHARE
--------------------------

NUMERATOR
(Loss) income  .          (222,865)    279,772     154,797     908,370
 from continuing
operations
Gain on disposal                 -           -           -     367,509
of GoodNet                ---------   ---------    --------  ---------

Net earnings available to
common shareholders       (222,865)    279,772     154,797   1,275,879
                          =========   =========    ========  =========

DENOMINATOR

Weighted average number of
shares outstanding . .   2,030,721   3,711,500   2,866,518   3,715,715

Effect of dilutive securities:

Options and warrants             -     433,100     254,356     418,100

Stock acquired with
  proceeds   . . . . .           -    (310,062)   (188,189)   (283,707)
                         ---------   ---------    --------  -----------

Weighted average common shares
 and assumed conversions
outstanding. . . . . .   2,030,721   3,834,538   2,932,685   3,850,108
                         ==========  ==========   ========  ===========


PER SHARE AMOUNTS

Income from continuing
  operations . . .            (.11)        .07         .05         .24


Gain on . . . . .                -           -           -         .10
disposal of GoodNet
                         ---------   ---------    --------  -----------

Net earnings available to
common shareholder. . .       (.11)        .07         .05         .34
                         ==========  ==========   ========  ===========