Form 10-Q
period 2000-08-31
TELESOFT CORP
filed 2000-10-16
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

                Yes  (X)                                               No (  )





At September 29, 2000, the Registrant had outstanding 1,377,728 shares of common stock, no par value.









                              PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS.

Consolidated Balance Sheets as of August 31, 2000 and November 30, 1999                                          3
Consolidated Statements of Operations for the three and nine month periods ended August 31, 2000 and 1999    4 - 5
Consolidated Statements of Cash Flows for the nine month periods ended August 31, 2000 and 1999 . . . . .    6 - 7
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. . . . . .  10 - 16
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. . . . . . . . . . . . . . . . . . .       16
PART II - OTHER INFORMATION
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . .       17
ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18



TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET

                                                                                  August 31, 2000   November 30, 1999
                                                                                     (unaudited)
ASSETS    (Note  4)



Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $140,759  $  2,157,701
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     12,267,370
Accounts receivable, net of allowance for uncollectibles of $595,371. . . . . . . . . .   5,019,208     9,484,936
    and $552,601 at August 31, 2000 and November 30, 1999,
    respectively
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     430,123       366,794
Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     382,717       462,626
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     270,800       221,100
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     201,225       301,774
                                                                                         -----------  -----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,444,832    25,262,301

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,418,613     1,320,246
Computer software costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      83,280       169,667
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     126,079       110,723
                                                                                         -----------  -----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $8,072,804   $26,862,937
                                                                                         ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Related party debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,500,000             -
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .   2,413,929     5,880,975
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     110,089             -
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,115,188       928,997
                                                                                         -----------  -----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,139,206     6,809,972
Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      88,600        62,200
                                                                                         -----------  -----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,227,806     6,872,172
                                                                                         -----------  -----------
Commitments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -             -

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized;. . . . . . . . . . . . . .           -             -
   none issued and outstanding
Common stock, no par value, 50,000,000 shares authorized; . . . . . . . . . . . . . . .     663,539     6,919,095
   1,554,934 and 3,787,500 issued and 1,377,728 and 3,711,500 outstanding, respectively
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        80,069
Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . . . . . . .           -        66,120
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,844,998    12,925,481
                                                                                         -----------  -----------
                                                                                          2,508,537    19,990,765
Less: Treasury stock, 177,206  shares, at cost. . . . . . . . . . . . . . . . . . . . .    (663,539)            -
                                                                                         -----------  -----------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,844,998    19,990,765
                                                                                         -----------  -----------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .  $8,072,804   $26,862,937
                                                                                         ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  three  and  nine  months  ended  August  31,  2000  and  1999  (unaudited)

                                                    Three  Months  Ended        Nine  Months  Ended
                                                         August 31,                  August 31,

                                                       2000         1999          2000          1999
                                                   ------------  -----------  ------------  ------------

Sales, net. . . . . . . . . . . . . . . . . . . .  $ 3,115,845   $3,965,810   $16,622,940   $18,992,796
Cost of sales . . . . . . . . . . . . . . . . . .    1,055,098    1,667,418     8,489,297    10,418,263
                                                   ------------  -----------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . . .    2,060,747    2,298,392     8,133,643     8,574,533
General and administrative expenses . . . . . . .    3,112,735    2,907,652     9,385,122     8,001,211
                                                   ------------  -----------  ------------  ------------
Operating (loss) income . . . . . . . . . . . . .   (1,051,988)    (609,260)   (1,251,479)      573,322
                                                   ------------  -----------  ------------  ------------
Other income (expense):
Interest income . . . . . . . . . . . . . . . . .        7,329      130,089       338,520       448,303
Interest expense. . . . . . . . . . . . . . . . .      (44,907)           -       (82,377)         (255)
Other income. . . . . . . . . . . . . . . . . . .      168,810       (1,506)      314,232        (1,777)
                                                   ------------  -----------  ------------  ------------
                                                       131,232      128,583       570,375       446,271
                                                   ------------  -----------  ------------  ------------
(Loss) income from continuing operations. . . . .     (920,756)    (480,677)     (681,104)    1,019,593
    before provision for income taxes
Benefit (provision) for income taxes. . . . . . .      368,200      240,200       282,700      (351,700)
                                                   ------------  -----------  ------------  ------------
                                                      (552,556)    (240,477)     (398,404)      667,893
(Loss) income from continuing operations
Gain on disposal of GoodNet subsidiary (net of
    income taxes of $239,500 in 1999) . . . . . .            -            -             -       367,509
                                                   ------------  -----------  ------------  ------------
Net (loss) income . . . . . . . . . . . . . . . .     (552,556)    (240,477)     (398,404)    1,035,402
Other comprehensive (loss) income, net of tax
Reclass of holding gains realized during
   period and included in income statement. . . .            -            -       (66,120)      (78,316)
                                                   ------------  -----------  ------------  ------------
Comprehensive (loss) income . . . . . . . . . . .  $  (552,556)  $ (240,477)  $  (464,524)  $   957,086
                                                   ============  ===========  ============  ============



The accompanying notes are an integral part of the consolidated financial statements

TELESOFT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                   Three  Months  Ended    Nine  Months  Ended
                                         August 31,               August 31,


                                    2000         1999         2000         1999
                                 -----------  -----------  -----------  ----------

Basic (loss) earnings per share
Continuing operations . . . . .  $    (0.40)  $    (0.06)  $    (0.17)  $     0.18
Sale of discontinued operations           -            -            -         0.10
                                 -----------  -----------  -----------  ----------
Net (loss) income . . . . . . .  $    (0.40)  $    (0.06)  $    (0.17)  $     0.28
                                 ===========  ===========  ===========  ==========


Diluted earnings per share
Continuing operations . . . . .  $    (0.40)  $    (0.06)  $    (0.17)  $     0.17
Sale of discontinued operations           -            -            -         0.10
                                 -----------  -----------  -----------  ----------
Net (loss) income . . . . . . .  $    (0.40)  $    (0.06)  $    (0.17)  $     0.27
                                 ===========  ===========  ===========  ==========

Weighted average number
   of shares outstanding
- basic . . . . . . . . . . . .   1,377,728    3,711,500    2,371,002    3,714,299
- diluted . . . . . . . . . . .   1,377,728    3,711,500    2,371,002    3,838,909
                                 ===========  ===========  ===========  ==========


The accompanying notes are an integral part of the consolidated financial statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  nine  months  ended  August  31,  2000  and  1999  (unaudited)


                                                         2000           1999
                                                     -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers. . . . . . . . . . . .  $ 21,295,595   $20,424,534
Cash paid to suppliers and employees. . . . . . . .   (20,918,240)  (23,585,704)
Interest paid . . . . . . . . . . . . . . . . . . .       (82,377)         (255)
Interest received . . . . . . . . . . . . . . . . .       499,890       395,576
Income tax refund . . . . . . . . . . . . . . . . .       598,707             -
Income taxes paid . . . . . . . . . . . . . . . . .      (149,309)   (1,271,276)
                                                     -------------  -------------
Net cash provided (used) by operating
  activities of continuing operations . . . . . . .     1,244,266    (4,037,125)
                                                     -------------  -------------

Cash flows from investing activities:
Purchase of property and equipment. . . . . . . . .      (476,404)     (364,834)
Disbursements for notes receivable from related
     parties. . . . . . . . . . . . . . . . . . . .      (450,000)            -
Collection of notes receivable from related
     parties. . . . . . . . . . . . . . . . . . . .       500,000             -
Collection of notes receivable. . . . . . . . . . .             -       373,153
Cash received from sale of fixed assets . . . . . .             -         1,054
Cash received from sale of investment securities. .    13,846,439     4,874,232
Purchase of investment securities . . . . . . . . .    (1,500,000)   (6,616,250)
                                                     -------------  -------------

Net cash provided (used) by investing
   activities of continuing operations. . . . . . .    11,920,035    (1,732,645)
                                                     -------------  -------------

Cash flows from financing activities:
Purchases of treasury stock . . . . . . . . . . . .      (296,475)     (184,305)
Proceeds from debt - related parties. . . . . . . .     2,500,000             -
Stock redemption. . . . . . . . . . . . . . . . . .   (17,384,768)            -
                                                     -------------  -------------

Net cash used in financing activities of
   continuing operations. . . . . . . . . . . . . .   (15,181,243)     (184,305)
                                                     -------------  -------------
Cash used by continuing operations. . . . . . . . .    (2,016,942)   (5,954,075)

Cash used by discontinued operations, including
 income taxes paid in the amount of $605,100 for 1999           -      (605,100)
                                                     -------------  -------------
Net decrease in cash and cash equivalents              (2,016,942)   (6,559,175)

Cash and cash equivalents at beginning of period. .     2,157,701      7,740,219
                                                     -------------  -------------

Cash and cash equivalents at end of period. . . . .  $    140,759   $  1,181,044
                                                     ============= =============

The accompanying notes are an integral part of the consolidated financial statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
For  the  nine  months  ended  August  31,  2000  and  1999  (unaudited)



                                                       2000          1999
                                                   ------------  ------------
Reconciliation of net (loss) income to net cash
    provided (used) by operating activities from
    continuing operations:

Net (loss) income . . . . . . . . . . . . . . . .  $  (398,404)  $ 1,035,402
                                                   ------------  ------------

Adjustments to reconcile net (loss) income to net
   cash provided (used) by operating activities
   from continuing operations:
Gain on sale of discontinued operations . . . . .            -      (367,509)
Income taxes payable and deferred taxes
   related to sale of discontinued operations . .            -       365,600
Depreciation and amortization . . . . . . . . . .      464,424       396,914
Gain on sale of investment securities . . . . . .     (145,189)            -
Loss on sale of fixed assets. . . . . . . . . . .            -         1,883
Interest income included with note receivable . .            -        (2,294)

Changes in assets and liabilities:
Accounts receivable, net. . . . . . . . . . . . .    4,465,728     1,479,456
Inventory . . . . . . . . . . . . . . . . . . . .      (63,329)     (266,447)
Other current assets. . . . . . . . . . . . . . .       50,549       (87,199)
Deferred taxes, net . . . . . . . . . . . . . . .      (23,300)     (355,700)
Other assets. . . . . . . . . . . . . . . . . . .      (15,356)        7,298
Accounts payable and accrued liabilities. . . . .   (3,467,046)   (5,407,087)
Deferred revenue. . . . . . . . . . . . . . . . .      186,191        92,034
Income taxes payable. . . . . . . . . . . . . . .      110,089      (147,239)
Income taxes receivable . . . . . . . . . . . . .       79,909      (782,237)
                                                   ------------  ------------
                                                     1,642,670    (5,072,527)
                                                   ------------  ------------

Net cash provided (used) by operating activities.  $ 1,244,266   $(4,037,125)
    from continuing operations                     ============  ============




The accompanying notes are an integral part of the consolidated financial statements

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  nine  month  periods  ended  August  31,  2000  and  1999

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:


Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments consisting of recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending November 30, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended November 30, 1999.

Principles  of  Consolidation

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiaries, Telesoft Acquisition Corp and Telesoft Recovery Corp.

All  significant  intercompany accounts and transactions have been eliminated.

2.          INVESTMENT  SECURITIES

Municipal  Bonds

The Company accounted for its investment in Municipal bonds as an available-for-sale debt security, which accordingly was carried at market
value.    During  the  six  months ended August 31, 2000, the Company sold all
12,050,000  shares  that  it  had  held  for  $12,050,000.

Winstar  Communications,  Inc.  ("Winstar")

The Company accounted for its investment in Winstar as an available-for-sale equity security, which accordingly was carried at market value. During the nine months ended August 31, 1999, the Company sold the last of its Winstar shares, or 79,387 shares, resulting in net proceeds before taxes of $2,909,232.

Amdocs  Ltd.  ("DOX")

The Company accounted for its investment in DOX, which traded on the NYSE under the symbol DOX, as an available-for-sale equity security, which accordingly was carried at market value. During the nine months ended August 31, 2000, the Company sold all 7,434 DOX shares that it had held for $296,439. These shares were previously held as 20,000 shares of International Telecommunication Data Systems Inc. (ITDS).

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
For  the  nine  month  periods  ended  August  31,  2000  and  1999

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

Treasury  Stock

On April 4, 2000, the Company announced that it authorized the repurchase of up to 10% (146,913 shares) of its outstanding common stock on the open market under prevailing market conditions as applicable under appropriate securities laws. From the announcement date through August 31, 2000, the Company repurchased 101,206 shares of its common stock in the open market for $296,475.


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

During the nine months ended August 31, 2000, interest expense in connection with these notes was $69,900. As of August 31, 2000, borrowings outstanding on the line of were $2,500,000 and no interest was due on the notes.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND    RESULTS    OF    OPERATIONS.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  NINE  MONTHS  ENDED  AUGUST  31,  2000  AND  1999
(in  thousands  except  per  share  items)

                   Nine  months  ended  August  31,  2000          Nine  months  ended  August  31,  1999
                   --------------------------------------          --------------------------------------

                            System    Custom     Recovery                        System    Custom    Recovery    Network
                  STS       Sales     Billing    Services   Total     STS        Sales     Billing   Services    Services   Total


Sales, net . . .  $10,518   $ 4,540   $     730  $     835  $16,623   $  12,690  $  5,063  $  1,025   $    50    $   165    18,933
Cost of. . . . .    7,635       822          32          -    8,489       9,397       990        32          -          -   10,419
 sales            --------  --------  ---------  ---------  --------  ---------  --------  --------  ----------  ---------  ------

Gross. . . . . .    2,883     3,718         698        835    8,134       3,293     4,073       993         50        165    8,574
  profit          --------  --------  ---------  ---------  --------  ---------  --------  --------  ----------  ---------  ------

General & administrative
   expenses:
General. . . . .    2,711     4,551         591        727    8,580       2,632     3,252       846        256        283    7,269
Depreciation . .      127        97          14          1      239         116        99        16          -          -      231
Bad debt . . . .      148         -           -          -      148         124         3        12          -          -      139
Corporate
Allocations:
General. . . . .      107        62          19          4      192         143        38        13          1          1      196
Depreciation . .      101       100          25          -      226          75        71        15          -          5      166
                  --------  --------  ---------  ---------  --------  ---------  --------  --------  ----------  ---------  ------
                    3,194     4,810         649        732    9,385       3,090     3,463       902        257        289    8,001
                  --------  --------  ---------  ---------  --------  ---------  --------  --------  ----------  ---------  ------

Operating. . . .     (311)   (1,092)         49        103   (1,251)        203       610        91       (207)      (124)     573
   income (loss)
Other. . . . . .                                                570                                                            446
  income                                                    --------                                                        -------

Pretax income. . . . .                                         (681)                                                         1,019

Income tax benefit (provision)                                  283                                                          (352)
                                                            --------                                                        -------


Income from continuing                                       $ (398)                                                         $ (667)
   operations                                               ========                                                        =======

Diluted earnings per share-
  Continuing operations                                     $ (0.17)                                                       $    0.17
                                                            ========                                                        =======





RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS ENDED AUGUST 31, 2000 AND 1999

     Revenues decreased by 12% to $16,622,940 for the nine months ended August 31, 2000 compared to $18,992,796 for the nine months ended August 31, 1999. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

     STS revenues were $10,517,725 for the nine months ended August 31, 2000 compared to $12,689,765 for the nine months ended August 31, 1999, a decrease of 17.1%. This decrease was primarily due to market pressure from competing means of communication including pre-paid cards, other calling cards, wireless services and the Internet. During the course of last year, the Company adjusted to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers. The majority of the impact of these new rates will be felt during the course of our fourth fiscal quarter (September-November), which represents the first three months of the 2000-2001 academic year. As of the date of this document, we are experiencing a significant decline in revenue for the first several weeks of the Fall semester compared to the same period last year. Historically, the calling patterns during September through November are indicative of calling patterns for the balance of the academic year. Based on this decline in revenue, we have made some cost adjustments in a number of selling, general and administrative expenses, including a reduction in staff to adjust to the reduction in subscribers, traffic, and revenues.

      Revenues from System Sales and Maintenance were $4,540,000 for the nine months ended August 31, 2000 compared to $5,063,000 for the nine months ended August 31, 1999, a decrease of 10%. TelMaster sales and maintenance related revenues increased 20.4% to $2,775,000 for the nine months ended August 31, 2000 compared to $2,305,000 for the nine months ended August 31, 1999. This $470,000 increase in TelMaster revenues was related to increased revenues from the ongoing development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. In the past, TelMaster system sales have been Affected by longer than expected implementation periods. Our investment in additional implementation, programming and software development personnel has reduced our implementation cycles. We now have a solid foundation for scaling the number of systems we are able to implement each year, while simultaneously improving customer satisfaction.

     The RATEX and DCS product revenues declined 49.4% or $848,000 and 14% or $146,000, respectively for the nine months ended August 31, 1999 compared to the nine months ended August 31, 2000. The decline in revenues in these segments was the result of a decrease in demand for these text-based software products.

     For the nine months ended August 31, 2000 and 1999, revenues from Customized Billing Services were approximately $730,000 and $1,025,000, respectively, a decrease of $295,000 or 29%. Approximately $257,000, of this decline was due to the loss of the MDU contract with Bell Atlantic in March 1999 and the loss of the Blue Cross Blue Shield contract in July 1999. The Customized Billing Services division is currently generating approximately $850,000 in annual revenues.

      Recovery Services, which began operations in March 1999, had revenues of approximately $835,000 during the first three quarters of fiscal 2000 compared with $50,000 in revenues for the same period in 1999. Network Services, which was discontinued in August 1999, had begun operations in December 1998 and had revenues of approximately $165,000 during the first three quarters of fiscal 1999.


Revenue for the nine-month periods ended August 31,

                                2000         1999         1998         1997         1996
                             -----------  -----------  -----------  -----------  -----------

Telemanagement. . . . . . .  $ 2,775,230  $ 2,157,208  $ 1,057,028  $   984,898  $ 1,251,877
DCS . . . . . . . . . . . .      894,828    1,040,532    1,223,142    1,392,374    1,339,670
RATEX . . . . . . . . . . .      869,562    1,717,340    2,101,899      826,413      974,094
                             -----------  -----------  -----------  -----------  -----------
    System Sales. . . . . .    4,539,620    4,915,080    4,382,069    3,203,685    3,565,641
STS . . . . . . . . . . . .   10,517,725   12,689,765   12,252,518    9,229,288    9,025,335
Customized Billing Services      730,564    1,172,502      996,036      754,130      340,846
Network Services. . . . . .            -      165,435            -            -            -
Recovery Services . . . . .      835,031       50,014            -            -            -
                             -----------  -----------  -----------  -----------  -----------
                             $16,622,940  $18,992,796  $17,630,623  $13,187,103  $12,931,822



     Total gross profit decreased 5.1% or $440,890 to $8,133,643 for the nine months ended August 31, 2000 compared to $8,574,533 for the nine months ended August 31, 1999. Cost of goods sold was approximately 72.6% of STS revenues for the nine months ended August 31, 2000, compared with 74.1% for the nine months ended August 31, 1999. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 18% and 20% for both the nine months ended August 31, 2000 and 1999, respectively.

     Overall operating expenses increased by 17.3%, or $1,383,911, for the nine months ended August 31, 2000 to $9,385,122 from $8,001,211 for the nine months ended August 31, 1999. Human resource expenses in the areas of TelMaster research and development, implementation, sales, and support services, increased by $1,136,000 to $2,412,000. The Recovery Services division had operating expenses of approximately $732,000 during the first nine months of fiscal 2000 compared to $257,000 in the first nine months of fiscal 1999. Network Services, which was discontinued in August 1999, contributed approximately $289,000 to operating expenses in the nine months ended August 31, 1999. General and administrative expenses as a percentage of revenues increased to 56.5% for the first nine months of fiscal 2000, compared to 42.1% for the first nine months of fiscal 1999. We expect general and administrative expenses as a percentage of revenues to decrease over time, as revenues for TelMaster systems increase.

     Other income increased to $314,231 for the first nine months of fiscal 2000 from a ($1,777) expense in the first nine months of fiscal 1999. This increase is attributable to the sale of 7,434 shares of Amdocs Ltd. ("DOX") common for $296,439, through which the Company realized a $145,189 gain on the sale. Additionally, the Company realized a $168,782 return of premium on a key-person insurance policy.

     The provision for income taxes was a $282,700 benefit for the nine months ended August 31, 2000 compared with a $351,700 expense for the nine months ended August 31, 1999. This represents 41.5% and 34.5% of income before provision for income taxes for 2000 and 1999, respectively. This percentage increase was partially attributable to a lower percentage of tax-free interest included in pretax income.

     There was a loss from continuing operations of $398,404 for the first nine months of fiscal 2000 compared with net income from continuing operations of $667,893 in the first nine months of fiscal 1999. This was attributable to a decrease of $514,000 in operating income from the STS product line, an operating loss of approximately $1,092,000 versus a $610,000 profit from the system sales division. These decreases were offset by an operating income of $103,000 versus a $207,000 loss in the prior year from the Recovery Services division, a $314,000 increase in other income and the discontinuation of the Network Services division, which had a $124,000 operating loss for the first nine months of fiscal 1999. Additionally, interest income expense increased $82,000, while interest income decreased $109,800 as a result of decreased cash and investments due to the Company's tender of its common stock completed in March 2000. These operating result changes were also offset by a $634,000 decrease in income taxes.

     For the nine months ended August 31, 1999, gain on disposal of GoodNet subsidiary represents additional gain realized as a result of the sale of 79,387 shares of Winstar common stock received in the sale of GoodNet to Winstar. See note 2 in the notes to the fiscal year ended November 30, 1999 consolidated financial statements.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  THREE  MONTHS  ENDED  AUGUST  31,  2000  AND  1999
  (in  thousands  except  per  share  items)

                       Three  months  ended  August  31,  2000             Three  months  ended  August  31,  1999
                       ---------------------------------------             ---------------------------------------

                            System    Custom      Recovery                         System    Custom   Recovery    Network
                  STS       Sales     Billing     Services    Total     STS        Sales     Billing   Services   Services  Total


Sales, net . . .  $   789   $ 1,678   $     246   $     403   $ 3,116   $   1,299  $  2,365  $    217  $      50     $  35  $3,966

Cost of sales. .      696       337          22           -     1,055       1,117       524        27          -         -   1,668
                  --------  --------  ----------  ----------  --------  ---------  --------  --------  ---------  --------   -----
Gross profit . .       93     1,341         224         403     2,061         182     1,841       190         50        35   2,298
                  --------  --------  ----------  ----------  --------  ---------  --------  --------  ---------  --------   -----
General & administrative
   expenses:
General. . . . .      870     1,593         175         271     2,909         919     1,210       317        155        89   2,690
Depreciation . .       36        18           4           -        58          41        33         6          -         -      80
Bad debt . . . .        8         -           -           -         8           8         -         9          -         -      17
Corporate allocations:
General. . . . .       37        21           7           1        66          45        12         4          -         -      61
Depreciation . .       32        32           9           -        73          27        25         5          -         2      59
                  --------  --------  ----------  ----------  --------  ---------  --------  --------  ---------  --------   -----
                      983     1,664         195         272     3,114       1,040     1,280       341        155        91   2,907
                  --------  --------  ----------  ----------  --------  ---------  --------  --------  ---------  --------   -----

Operating. . . .
   income (loss)     (890)     (323)         29         131   (1,053)        (858)      561      (151)     (105)      (56)    (609)

Other income . .                                                  131                                                          128
                                                             --------                                                        ------

Pretax (loss) income                                            (922)                                                         (481)

Income tax benefit                                               369                                                           240
                                                             --------                                                        ------
(Loss) income
  from continuing .                                            ($553)                                                        $(241)
  operations                                                 ========                                                        ======

Diluted (loss)
  earnings per share-
   continuing operations                                      ($0.40)                                                        $(0.06)
                                                             ========                                                        ======





RESULTS  OF  OPERATIONS  FOR  THE  THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

     Revenues decreased by 21% to $3,115,844 for the three months ended August 31, 2000 compared to $3,965,810 for the three months ended August 31, 1999. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services and Recovery Services. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

     STS revenues were $789,238 for the three months ended August 31, 2000 compared to $1,299,286 for the three months ended August 31, 1999, a decrease of 39.3%. This decrease was primarily due to market pressure from competing means of communication including pre-paid cards, other calling cards, wireless services and the Internet. Please see corresponding paragraph under Results of Operations fo rthe nine months ended August 31, 2000 and 1999.

      Revenues from System Sales and Maintenance were $1,677,177 for the three months ended August 31, 2000 compared to $2,364,844 for the three months ended August 31, 1999, a decrease of 29%. TelMaster sales and maintenance related revenues increased 10.8% to $1,101,538 for the three months ended August 31, 2000 compared to $993,973 for the three months ended August 31, 1999. This increase was a result of a $248,000 increase in TelMaster revenues related the State of California's CALNET contract, offset by just slightly lower systems revenues.

     The RATEX and DCS product revenues declined 70.5% or $699,400 and 25.3% or $95,800, respectively. The decline in revenues in these segments was the result of a decrease in demand for these text-based software products, as well as a very strong third quarter for RATEX in fiscal 1999.

     For the three months ended August 31, 2000 and 1999, revenues from Customized Billing Services were approximately $246,000 and $217,000, respectively.

      Recovery Services, which began operations in March 1999, had revenues of approximately $403,000 during the third quarter of fiscal 2000, a 710% increase over the third quarter of fiscal 1999 and a 48% increase over the second quarter of fiscal 2000. Network Services, which began operations in December 1998 and ceased operations in August 1999, had revenues of approximately $35,000 during the third quarter of fiscal 1999.


Revenue for the three-month period ended August 31,
                                2000        1999        1998        1997        1996
                             ----------  ----------  ----------  ----------  ----------

Telemanagement. . . . . . .  $1,101,538  $  993,973  $  202,888  $  279,572  $  263,296
DCS . . . . . . . . . . . .     283,462     379,306     316,500     563,454     412,782
RATEX . . . . . . . . . . .     292,177     991,565   1,211,434     465,803     381,745
                             ----------  ----------  ----------  ----------  ----------
     System Sales . . . . .   1,677,177   2,364,844   1,730,822   1,308,829   1,057,823
STS . . . . . . . . . . . .     789,238   1,299,286   1,240,874     960,645     914,584
Customized Billing Services     246,139     216,028     533,441     444,063      33,531
Network Services. . . . . .           -      35,879           -           -           -
Recovery Services . . . . .     403,290      49,773           -           -           -
                             ----------  ----------  ----------  ----------  ----------
                             $3,115,844  $3,965,810  $3,505,137  $2,713,537  $2,005,938





     Total gross profit decreased 10.3% or $237,644 to $2,060,748 for the three months ended August 31, 2000 compared to $2,298,392 for the three months ended August 31, 1999. Cost of goods sold was approximately 88% of STS revenues for the three months ended August 31, 2000, compared with 86% for the three months ended August 31, 1999. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 20% and 22% for the three months ended August 31, 2000 and 1999, respectively. This decrease was due to a higher percentage of maintenance revenues, which has a higher profit margin.

     Overall operating expenses increased by 7.1%, or $205,083, for the three months ended August 31, 2000 to $3,112,735 from $2,907,652, for the three months ended August 31, 1999. This increase was primarily due to an increase in human resources in the areas of TelMaster research and development, implementation, sales, and support services, which increased by $413,000 to
$906,000.    The  Recovery  Services  division  had  operating  expenses  of approximately $273,000 during the third quarter of fiscal 2000 compared to $155,000 in the third quarter of fiscal 1999. Network Services, which was discontinued  in  August  1999, contributed approximately $91,000 to operating expenses in the three months ended August 31, 1999. We expect general and administrative expenses as a percentage of revenues to decrease over time, as revenues for TelMaster systems increase. Additionally, we expect STS operating expenses to decline based on lower revenue volumes in this division.

     The provision for income taxes was a benefit of $368,200 and $240,200 for the three months ended August 31, 2000 and 1999, respectively.

     For the third quarter of fiscal 2000, the Company realized a ($552,557) loss from continuing operations compared to a ($240,477) loss from continuing operations in the third quarter of fiscal 1999. This decline was primarily due to a ($323,000) operating loss from the system sales division the in the third quarter of fiscal 2000 compared to a $561,000 operating income from this division in the third quarter of fiscal 1999. This increase was primarily due to increased investments in TelMaster division personnel. The Recovery Services division realized its second profitable quarter, providing an operating income of $131,000, compared to a loss of $105,000 during the third quarter of fiscal 1999.


MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $140,759 at August 31, 2000 from $2,157,701 at November 30, 1999. During the nine months ended August 31, 2000, investment securities decreased by $12,267,370. This decrease is primarily a result of the Company's "dutch auction" tender offer of its common stock, which used approximately $17,385,000 of the Company's cash. This use of cash was offset by $2,500,000 in cash advances from the Company's lines of credit with certain officers of the Company. During the first three quarters of 2000, activities from continuing operations provided approximately $1,244,000, compared to the use of approximately $4,037,000 in the first three quarters of 1999. Additionally, the Company purchased computer equipment, furniture and fixtures for approximately $476,000.

     Accounts receivable decreased to $5,614,579 from $9,937,537 as of November 30, 1999 ($5,019,208 and $9,484,936, net of allowance for uncollectibles as of August 31, 2000 and November 30, 1999, respectively). This decrease was primarily due to seasonal fluctuations in the STS division. Accounts receivable was approximately $6,085,000 as of August 31, 1999. The decrease is also due to an increased collection effort in all areas of the Company.

     Accounts payable and accrued liabilities decreased to $2,413,929 as of August 31, 2000 from $5,880,975, as of November 30, 1999. As of August 31, 1999, there was approximately $2,801,000 in accounts payable and accrued liabilities. This slight decrease is attributable to the decline in STS revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At August 31, 2000, the Company had cash and cash equivalents of $140,759. On March 24, 2000, the Company completed a self-tender offer by repurchasing 2.3 million shares of its common stock pursuant to a modified "dutch auction" tender offer. The tender offer, which carried an offer price of $7.25 per share, combined with the repurchase of all 293,750 shares of common stock owned by Joseph Zerbib, resulted in the payment of approximately $17,300,000 to tendering option and stockholders. As a result of this tender, the Company has established a 12-month line of credit with three officers of the  Company  in  order  to  satisfy the terms of the tender offer.  While the
Company believes that it will be able to maintain, extend or replace the current line of credit, there can be no assurance that this will happen. The Company believes that the current line along with cash flows from its business will allow it to service the cash needs of the business including interest payments the Company will incur on this facility. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

ITEM  3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.


                                        Cost            Gross      Estimated
                                  unrealized gains   Fair Value
 November 30, 1999
--------------------------------
Available-for-sale securities:
U.S. Corporate Equity Securities  $         151,250  $    66,120  $   217,370
Municipal bonds. . . . . . . . .         12,050,000          -0-   12,050,000
                                        -----------   ----------- -----------
                                  $      12,201,250  $    66,120  $12,267,370



The  following  is a summary of investment securities as of November 30, 1999:

At  August  31,  2000,  the  Company  had  no  investment  securities.

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

ITEM  5.    OTHER  INFORMATION

RELATED  PARTY  DEBT

     On  April  3,  2000,  the  Company entered into three $1,350,000 lines of credit (total of $4,050,000), payable demand, bearing a term of one year and an annual interest rate of 10%, with three officers of the Company. The assets of the Company secure each line of credit. The interest rate on this debt is at least as favorable as the Company could receive from third-party lenders. The Company has obtained several proposals from third-party lenders, bearing effective rates in excess of 12%. This financing was completed in order to satisfy the terms of the tender offer along with anticipated working capital needs. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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


     (b) There were no reports on Form 8-K filed during the quarter ended August 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELESOFT  CORP.



     BY:                            /s/            Michael  F.  Zerbib
            ----------------------------------------------------------
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:  October  13,  2000