Form 10-K
period 2000-11-30
TELESOFT CORP
filed 2001-02-28
CIK 944142

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES            X      NO
          -----------

Indicate  by  check  mark  if  there  is  no disclosure of delinquent filer in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III  of  this  Form  10-K  or  any  amendment  of  this  Form  10-K        X
                                                                       -----

   Registrant's revenues from continuing operations for its most recent fiscal year were $24,613,309.

As of February 20 2001, the number of shares of Common Stock outstanding was 1,285,833 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was $1,032,493.

                                  PART  I

ITEM  1.    BUSINESS.

GENERAL

     Telesoft Corp. (the "Company" or "Telesoft") provides billing and customer care solutions to educational institutions, corporations and government agencies. The Company offers the following integrated hardware and proprietary software systems and services: the STS Outsourcing Program, Customized Billing Outsourcing Services, TelMaster Telemanagement System, Telesoft Recovery Services (TRS), Distribution Control System and RATEX Bookstore Solution.

HISTORICAL  HIGHLIGHTS

     The Company was incorporated in Arizona in May 1982. From 1982 to 1986, the Company focused primarily on its Distribution Control System product line. In 1986, the Company began to shift its focus to developing and marketing proprietary software and integrated systems to serve the long distance telecommunications and data management and call processing needs of the university and college market. In April 1996, the Company acquired Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet"), an Arizona-based internet service provider, to deploy a nationwide ATM network to sell high-speed connectivity to high-bandwidth users. In January 1998, the Company sold GoodNet to Winstar Communications, Inc. ("Winstar"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations". The Company's executive offices are located at 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012, and its telephone
number  is  (602)  308-2100.    The  Company's  website  is  located  at
www.telesoft.com.

 PRODUCTS  AND  SERVICES

The  Company's  products  and  services  are  broken  down  as  follows:

(1)  STS  Outsourcing  Program
(2)  Customized  Billing  Outsourcing  Services  ("CBS")
(3)  System  Sales  and  Maintenance
     (a)  TelMaster  Telemanagement  System  ("TMS")
     (b)  RATEX  Bookstore  Solution
     (c)  Distribution  Control  System  ("DCS")
     (d)  Software  and  Hardware  Recurring  Maintenance  Revenue
(4)  Telesoft  Recovery  Services  ("TRS")

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

     Telesoft markets these programs through alliances developed with RBOCs and interexchange carriers such as Verizon Communications, MCI WorldCom, Qwest and AT&T.

     Telesoft administers and operates its STS Program on a turnkey basis on 68 university and college campuses of various sizes including Rutgers College, the University of Southern California, the University of Delaware and Georgetown University.

     Telesoft also has sold the system, software and services required to administer the STS Program to approximately 75 campuses of various sizes nationwide, including Yale University, State University of New York at Oswego, Case Western Reserve University, the University of Oklahoma, Auburn University, and Fairfield University. Once a sale is consummated, the Company maintains and services the hardware and software under renewable one-year maintenance contracts.

                    CUSTOMIZED BILLING OUTSOURCING SERVICES

     The Company provides customized billing outsourcing applications to Fortune 1000 companies and governmental agencies in conjunction with large interexchange carriers and RBOCs. The Company also provides customized billing services for Verizon Data Solutions, Adelphia, and McGraw Hill.

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

     TelMaster is Telesoft's third generation telemanagement system. Based on client server technology, this product was released in the fourth quarter of 1996. During 2000, TelMaster implementations were initiated for the State of Idaho, Texas Tech University, Citizens Bank of Rhode Island, Ameritrade, several California State Universities and others.

     TelMaster Web is Telesoft's fourth generation telemanagement system, which was released and implemented at a customer site in March 2000. TelMaster Web is an integrated suite of products, including secured web based budget center reporting, enterprise directory and administration, trouble ticketing, change management, and a powerful ad-hoc reporting tool and scheduler. The products billed encompass all forms of telecommunication expenditures, including long distance, cellular, pagers and local calls.

     In addition to its extensive higher education customer base, the Company currently services customers such as Compaq, Genuity, Pennsylvania State Geisinger Health Systems, American General Life, BC Rail, Citizens Bank, DST Systems, Herman Miller, Utilicorp, Conseco, Mercy Medical, and Placer County. Telesoft also provides telecommunications data management services and software for Bell of Pennsylvania and Pacific Bell Corp.

     During fiscal 1999, the Company began developing a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. The production phase of this contract is estimated to start in the first quarter of 2002. The full term of this contract is seven years. Revenue under this contract was $1,295,439 for fiscal 2000. The Company expects fiscal 2001 revenue to be consistent with fiscal 2000.

     RATEX Bookstore Solution. In March 1995, the Company acquired the RATEX line of software and related assets. RATEX is a software program designed for university bookstores to track merchandise through the ordering cycle to the point of sale. The RATEX product line includes software modules for merchandise and inventory management, buyer information, financial and accounting, point of sale and scanning for management acceptance of credit/debit cards, mail order and general merchandise management application. RATEX systems have been installed in over 70 universities in North America,
including  Ohio  State  University  and  Stanford  University.      In  2000,
installations of RATEX systems were initiated at Cornell Business Services and Portland State University, among others. In December 2000, the Company sold its RATEX division to the Retail Alliance, a consortium of large university bookstores. RATEX was not fundamental to the Company's business and demonstrated significantly lower results year over year.

     Distribution Control System. The Company has offered the DCS product since 1982. DCS is an automated control solution for the wholesale distribution industry. The Company includes extensive on-site training and maintenance services as part of its DCS package. The fully integrated software package has a modular design, which includes applications for sales order processing, inventory control, accounts receivable and sales analysis. DCS runs on the IBM RS6000 server family. DCSWEB is a newly introduced Java based business to business software module. This fully integrated web offering provides electronic catalog publishing with real time inventory control and a flexible pricing shopping-cart system.

                          TELESOFT RECOVERY SERVICES

     During the second quarter of fiscal 1999, the Company hired two executives to run the Company's Recovery Services division headquartered in New Jersey. These individuals have 21 years of combined industry experience in two leading companies. The Recovery Services division assists large organizations in analyzing, recovering, and optimizing their telecommunications expenditures. Initial marketing efforts for this division have focused on the East Coast.

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

     In connection with its telemanagement system division, the Company competes with Telco Research Corporation, IntegraTRAK Inc., Stonehouse Technologies, Inc. and ISI Infortext, all of which provide telemanagement systems and services to the university, health care, government and general business markets.

     In connection with its recovery services, the Company competes with TSL Services, Inc. and Teldata Control Inc, both of which provide recovery services to the Fortune 1000 market.

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


MAJOR  CUSTOMERS  AND  SUPPLIERS

     MCI WorldCom Inc. provides a significant portion of the Company's long-distance telecommunications service. Although the Company is dependent upon this supplier, management believes comparable suppliers are available.

     During the fiscal years ended November 30, 2000, 1999 and 1998, the Company did not have any customers that accounted for greater than 10% of its revenues.

SALES  AND  MARKETING

     The Company's sales staff consists of nine people who are responsible for all of the Company's marketing and sales efforts. Sales personnel are paid on both a salary and commission basis. The Company's executive officers also devote a substantial amount of their time to developing and maintaining personal relationships with the Company's customers and with prospective new customers.

RESEARCH  AND  DEVELOPMENT

     The Company conducts an active and ongoing research and development program that focuses on developing new and improved software products, and particularly those that are compatible with or enhance existing programs. Research and development costs for the fiscal years ended November 30, 2000, 1999 and 1998 were $1,168,000, $1,424,000 and $622,000, respectively. These costs have been expensed during their respective fiscal years. Research and development costs have a current annual run-rate of approximately $566,000.

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

     Key officers and employees have assigned to the Company certain technical and other information and patent rights, if any, acquired by them during their employment by the Company and after termination of their employment with the Company, if such information or rights arose out of information obtained by them during their employment. They also have agreed not to use or disclose any such information for a period of two years following termination of their employment.

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

     The Company has not obtained trademark or trade name registration on the use of the names "TelMaster," "TRS," "Student Telephone Services," "STS Service Bureau," "SunDial Program," "RATEX", "DCS" or "Sunbelt Business Computers." The Company is in the process of investigating the feasibility and protection that might be afforded by registration of these names, or as trademarks or trade names on a national, regional or local basis.

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

EMPLOYEES

     As of February 20, 2001, the Company had 140 full-time employees, five of which are in executive positions, nine are engaged in sales and marketing, 35 are in software development and support, 38 are in customer service and the balance are in various administrative and support positions. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

ITEM  2.    PROPERTIES.

     In January 1998, the Company signed a ten-year lease for approximately 30,000 square feet of office space in Phoenix, Arizona. The Company's obligation under the terms of this lease agreement was approximately $421,000, $392,000 and $346,000 for the fiscal years ended November 30, 2000, 1999 and 1998, respectively.

     The Company leases 2,200 square feet of office space in Fort Washington, Pennsylvania, which houses its RATEX operations. This lease agreement expires in May 2001. This obligation was relieved upon the sale of RATEX in December 2000. The Company's obligations under the terms of this lease were approximately $49,000, $47,000 and $43,000 for the fiscal years ended November 30, 2000, 1999 and 1998, respectively.

     The Company leases approximately 2,100 square feet of office space in Cranford, New Jersey, which houses its Telesoft Recovery Services operations. This lease agreement expires in July 2001. The Company's obligations under the terms of this lease were approximately $44,000 and $15,000 for fiscal 2000 and 1999, respectively. There were no obligations under this lease agreement during fiscal 1998.

     The Company previously leased 2,000 square feet of office space in Tempe, Arizona, which was used for GoodNet headquarters prior to its acquisition by the Company in April 1996. This lease agreement expired in April 2000. The Company subleased this space under terms similar to the Company's obligation for this lease, which was $15,000, $37,000 and $33,300 for the fiscal years ended November 30, 2000, 1999 and 1998, respectively.

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


YEAR ENDED NOVEMBER 30, 2000    HIGH      LOW
----------------------------  --------  -------
 First Quarter . . . . . . .  $      7  $ 3 3/4
 Second Quarter. . . . . . .     6 3/4        2
 Third Quarter . . . . . . .     2 5/8   1 5/16
 Fourth Quarter. . . . . . .   1 23/32      3/4


YEAR ENDED NOVEMBER 30, 1999    HIGH      LOW
----------------------------  --------  -------
 First Quarter . . . . . . .  $      6  $ 4 7/8
 Second Quarter. . . . . . .         5   4 3/16
 Third Quarter . . . . . . .         4    4 3/8
 Fourth Quarter. . . . . . .   4 11/16   4 1/16




     As of February 20, 2001, there were 426 holders of record of the Common Stock of the Company. Although the Company has no limitations or restrictions on declaring dividends, the Company has not declared or paid dividends on its Common Stock and does not expect to declare or pay dividends in fiscal 2001.

RECENT  SALES  OF  UNREGISTERED  SHARES

     During the year ended November 30, 2000, the Company made the following sales of unregistered securities:

                                     Consideration Received                   If Option
                                     and Description of                       Warrant or
                                     Underwriting or Other      Exemption     Convertible
                                     Discounts to Market        From          Security, Terms
Date of                      Number  Price Afforded to          Registration  of Exercise or
Sale      Title of Security  Sold    Purchasers                 Claimed       Conversion
--------  -----------------  ------  -------------------------  ------------  ----------------
5/2/00    Options to         59,157  options granted - no       4(2)          25% become
          purchase shares            consideration received by                exercisable on
          of common stock            Company until exercise                   each of 5/2/01,
                                                                              5/2/02, 5/2/03
                                                                              and 5/2/04 at an
                                                                              exercise price of
                                                                              $ 3.40 per share.
                                                                              Expire on 5/1/05

ITEM  6.    SELECTED  FINANCIAL  DATA.

     The following selected financial data are derived from the Financial Statements of the Company which have been audited by Semple & Cooper, LLP, independent certified public accountants, for the year ended November 30, 2000 and by BDO Seidman, LLP, independent certified public accountants, for the years ended November 30, 1999, 1998 and 1997 and Coopers & Lybrand, L.L.P., independent certified public accountants, for the fiscal year ended November 30, 1996. Such selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes set forth in Item 8 herein.



                                    For the years ended November 30,
                                                                2000           1999           1998           1997           1996
                                   ----------------------------------  -------------  -------------  -------------  -------------
STATEMENT OF OPERATIONS DATA (1):
   Net sales. . . . . . . . . . .  $                      24,613,309   $ 29,377,592   $ 28,250,373   $ 22,593,450     20,742,993
   Cost of sales. . . . . . . . .                        (12,826,565)   (16,780,838)   (18,033,402)   (14,330,388)   (12,821,582)
                                   ----------------------------------  -------------  -------------  -------------  -------------
   Gross profit . . . . . . . . .                         11,786,744     12,596,754     10,216,971      8,263,062      7,921,411
   Income (loss) from operations.                           (629,250)     1,261,686      1,544,157        561,191      1,297,762
   Other income . . . . . . . . .                            538,529        567,157        332,012        163,094        305,773
   Income (loss) from continuing.                            (50,121)     1,249,043      1,089,578        402,985        989,335
       operations
   Diluted earnings per share-. .  $                           (0.02)  $       0.33   $       0.28   $       0.11   $       0.26
       continuing operations
   Weighted average number of . .                          2,123,879      3,832,067      3,888,033      3,802,874      3,817,130
       shares outstanding-diluted
                               As of November 30,
                                              2000         1999         1998         1997         1996
                               -------------------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
   Cash and investments . . .  $            41,434  $14,425,071  $17,677,008  $ 3,821,784  $ 3,722,355
   Working capital. . . . . .              710,284   18,452,329   16,970,488    4,080,013    3,248,604
   Total assets . . . . . . .           10,222,057   26,862,937   27,620,329   17,640,850   14,652,936
   Short-term debt. . . . . .            1,375,000            -            -       90,523        6,840
   Long-term debt . . . . . .                    -            -            -      371,551            -
   Total stockholders' equity            2,191,695   19,990,765   18,395,164    8,906,507    9,887,951

(1)          Figures  reflect  results  from  continuing  operations.

ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALY-SIS  OF  FINANCIAL  CONDITION
AND  RESULTS    OF    OPERATIONS.

FORWARD  LOOKING  INFORMATION

     This  report  contains  forward-looking  statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to sell, introduce and implement the TelMaster product and to maintain our Student Telephone Services customer base. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

BACKGROUND

     The Company began as a value-added reseller in the wholesale distribution of accounting software (Distribution Control System) in 1982. During the fiscal year ended November 30, 2000, the Company derived approximately 65% of its revenues from continuing operations from its STS Outsourcing Program. The balance of revenues were derived from hardware, software, maintenance and other services in the university, Fortune 1000, governmental and wholesale distribution markets.

     The Company has adapted to fast-paced market changes by shifting its resources from providing generic or general system hardware and software to providing a full range of services in its specialty niches. The Company is continuously developing new products and services to maintain and expand its market share.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  FISCAL  YEARS  ENDED  NOVEMBER  30,  2000  AND  1999
(in  thousands  except  per  share  items)

                            Year  ended  November  30,  2000          Year  ended  November  30,  1999
                            --------------------------------          --------------------------------

                                System                                         System          Network
                      STS       Sales     CBS       TRS     Total     STS      Sales   CBS     Services    TRS     Total
                      --------  --------  --------  ------  --------  -------  ------  ------  ----------  ------  -------
Sales, net . . . . .  $15,991   $ 6,302   $    960  $1,360  $24,613   $19,816  $7,857  $1,404  $     165   $ 136   $29,378
Cost of sales. . . .   11,440     1,332         54       -   12,826    14,766   1,980      35          -       -    16,781
                      --------  --------  --------  ------  --------  -------  ------  ------  ----------  ------  -------
Gross profit . . . .    4,551     4,970        906   1,360   11,787     5,050   5,877   1,369        165     136    12,597
                      --------  --------  --------  ------  --------  -------  ------  ------  ----------  ------  -------
General & administrative
   expenses:
General. . . . . . .    3,486     6,048        722   1,027   11,283     3,563   4,901   1,046        285     453    10,248
Depreciation . . . .      161       132         19       3      315       160     137      21          -       -       318
Bad debt . . . . . .      230        12          -       -      242       215       7      53          -       -       275
Corporate
  allocations:
General. . . . . . .      151        87         27       6      271       195      52      17          1       1       266
Depreciation . . . .      136       136         33       -      305       101      99      23          5       -       228
                      --------  --------  --------  ------  --------  -------  ------  ------  ----------  ------  -------
                        4,164     6,415        801   1,036   12,416     4,234   5,196   1,160        291     454    11,335
                      --------  --------  --------  ------  --------  -------  ------  ------  ----------  ------  -------

Operating income . .      387    (1,445)       105     324     (629)      816     681     209       (126)   (318)    1,262
    (loss)

Other income . . . .                                            538                                                    567
                                                            --------                                               -------

Pretax income. . . .                                            (91)                                                 1,829

Income tax provision                                             41                                                   (580)
                                                            --------                                               -------

Income (loss) from
 continuing operations                                      $   (50)                                               $ 1,249
                                                            ========                                               =======

Diluted earnings
(loss) per share-
 continuing operations                                      $ (0.02)                                               $  0.33
                                                            ========                                               =======


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 1999

     Revenues decreased to $24,613,309 for the fiscal year ended November 30, 2000, compared to $29,377,592 for the fiscal year ended November 30, 1999. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services, and TRS. Network Services, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

       STS Program revenues were $15,990,614 for the fiscal year ended November 30, 2000 compared to $19,815,617 for the fiscal year ended November 30, 1999, a 19.3% decrease. This decrease was primarily a result of market pressure from competing means of communication including pre-paid cards, other calling cards, wireless services and the Internet. During fiscal 2000, the Company adjusted to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers. The impact of these new rates began during the fourth fiscal quarter (September-November), which represents the first three months of the 2000-2001 academic year. Revenues for the fourth quarter of fiscal 2000 were 23.2% lower than the fourth quarter of fiscal 1999. Historically, the calling patterns during September through November are indicative of calling patterns for the balance of the academic year. Based on this decline in revenue, the Company has attempted to reduce selling, general and administrative expenses, including a reduction in staff to adjust to the reduction in subscribers, traffic, and revenues.

     Revenues from System Sales and Maintenance were $6,302,107 for the fiscal year ended November 30, 2000 compared to $7,856,532 for the fiscal year ended November 30, 1999, a decrease of 19.8%. TelMaster sales and maintenance related revenues increased by $241,695, or 6.7%, to $3,894,616 for the year ended November 30, 2000 compared to $3,652,921 for the year ended November 30, 1999. The increase in TelMaster revenues from fiscal 1999 to fiscal 2000 was related to a $430,000 increase in revenues from the ongoing development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract, and offset by a $190,000 decrease in other TelMaster system sales.

     The DCS product revenues declined 19.9%, or $277,111, to $1,116,506 and RATEX product revenues declined 54.1% or $1,519,009 to $1,290,985 for the year ended November 30, 2000 compared to the year ended November 30, 1999. The decline in revenues in these segments was the result of a decrease in demand for these text-based software products. In December 2000, the Company completed the sale of the RATEX division.

     For the fiscal years ended November 30, 2000 and 1999, revenues from Customized Billing Outsourcing Services were $960,124 and $1,404,230, respectively.

     TRS, which began operations in March 1999, had revenues of $1,360,464 and $135,778 during fiscal 2000 and 1999, respectively.

     In December 1998, the Company formed a Network Services division to sell telecommunication services, including dial tone and data transport services, via strategic agent relationships with Regional Bell Operating Companies. This division was discontinued in August 1999 due to unsatisfactory performance. Network Services had revenues of $165,435 during fiscal 1999.


                    Fiscal  Year  Ended  November  30,

                      2000         1999         1998         1997         1996
                   -----------  -----------  -----------  -----------  -----------
REVENUE
Telemanagement. .  $ 3,894,616  $ 3,652,921  $ 1,526,959  $ 1,368,985  $ 1,630,932
DCS . . . . . . .    1,116,506    1,393,617    1,606,088    1,684,631    1,892,470
RATEX . . . . . .    1,290,985    2,809,994    2,436,686    1,143,864    1,578,444
                   -----------  -----------  -----------  -----------  -----------
     System Sales    6,302,107    7,856,532    5,569,733    4,197,480    5,101,846
STS . . . . . . .   15,990,614   19,815,617   21,460,885   17,430,383   15,092,010
Custom Billing. .      960,124    1,404,230    1,219,755      965,587      549,137
TRS . . . . . . .    1,360,464      135,778            -            -            -
Network Services.            -      165,435            -            -            -
                   -----------  -----------  -----------  -----------  -----------

                   $24,613,309  $29,377,592  $28,250,373  $22,593,450  $20,742,993
                   ===========  ===========  ===========  ===========  ===========


     Total gross profit decreased 6.4% to $11,786,744 for the fiscal year ended November 30, 2000 from $12,596,754 for the fiscal year ended November 30, 1999. Cost of goods sold was approximately 71.5% and 74.5% of STS revenues for the fiscal years ended November 30, 2000 and 1999, respectively. This decrease was primarily due to continued pressure on the price of long distance services from the Company's suppliers. Cost of goods sold as a percentage of system sales and maintenance revenues were 21.1% and 25.2% for the fiscal years ended November 30, 2000 and 1999, respectively. This improvement was due to a higher percentage of TelMaster sales, which have a higher gross profit rate than the RATEX and DCS products.

     General and administrative expenses increased by 9.5%, or $1,080,926, in fiscal 2000 to $12,415,994 from $11,335,068 in fiscal 1999. This increase was primarily due to an increase in human resources in the areas of TelMaster research and development, implementation, sales, and support services, as well as the addition TRS division. Research and development costs incurred and expensed during the fiscal years ended November 30, 2000 and 1999 were $1,168,000 and $1,424,000, respectively. Sales and support related expenses increased $1,090,000 from fiscal 1999 to fiscal 2000. TRS had operating expenses of $1,036,000 and $454,000 during the fiscal years ended November 30, 2000 and 1999, respectively. The Network Services division contributed $291,000 to operating expenses in fiscal 1999. General and administrative expenses as a percentage of revenues were 50.4% and 38.6% for fiscal 2000 and 1999, respectively. The Company expects general and administrative expenses as a percentage of revenues to decrease over time, as revenues for TelMaster systems increase. During the fourth quarter of fiscal 2000 and into the first quarter of fiscal 2001, the Company has attempted to reduce selling, general
and  administrative  expenses,  including  a  reduction  in  staff.    These
adjustments resulted in a decrease in general and administrative expenses of $303,000 to $3,031,000 for the fourth quarter fiscal 2000 compared to $3,334,000 in the fourth quarter of fiscal 1999.

     Other income increased to $319,406 for fiscal 2000 from $2,623 in fiscal 1999. This increase was attributable to the sale of 7,434 shares of common stock of Amdocs Ltd. for $296,439, through which the Company realized a $145,189 gain on the sale. Additionally, the Company realized a $168,782 return of premium on a key-person insurance policy.

     There was a $40,600 benefit from income taxes for fiscal 2000 compared to a provision for income taxes of $579,800 for fiscal 1999.

     Fiscal 2000 resulted in a loss from continuing operations of $50,121 compared to income from continuing operations of $1,249,043 in fiscal 1999. This was primarily attributable to increased investments made during fiscal 2000 in human resources supporting the TelMaster product line, coupled with decreased revenues for the DCS, RATEX and STS product lines. These declines were offset by growth in the TRS division, resulting in $324,000 of operating income from this division in fiscal 2000 compared to a $318,000 operating loss in fiscal 1999.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  FISCAL  YEARS  ENDED  NOVEMBER  30,  1999  AND  1998
(in  thousands  except  per  share  items)

                             Year  ended  November  30,  1999                        Year  ended  November  30,  1998
                             --------------------------------                        --------------------------------

                                 System             Network                                   System
                       STS       Sales    CBS       Services    TRS         Total    STS      Sales   CBS       Total
                       --------  -------  --------  ----------  ----------  -------  -------  ------  --------  --------
Sales, net. . . . . .  $19,816   $ 7,857  $  1,404  $     165   $     136   $29,378  $21,461  $5,570  $  1,219  $28,250
Cost of sales . . . .   14,766     1,980        35          -           -    16,781   16,504   1,529         -   18,033
                       --------  -------  --------  ----------  ----------  -------  -------  ------  --------  --------
Gross profit. . . . .    5,050     5,877     1,369        165         136    12,597    4,957   4,041     1,219   10,217
                       --------  -------  --------  ----------  ----------  -------  -------  ------  --------  --------
General & administrative
   expenses:
General . . . . . . .    3,563     4,901     1,046        285         453    10,248    3,366   3,455       696    7,517
Depreciation. . . . .      160       137        21          -           -       318      190     109         -      299
Amortization. . . . .        -         -         -          -           -         -        -       2         -        2
Bad debt. . . . . . .      215         7        53          -           -       275      332      94         3      429
Corporate
  allocations:
General . . . . . . .      195        52        17          1           1       266      177      47        16      240
Depreciation. . . . .      101        99        23          5           -       228      137      37        12      186
                       --------  -------  --------  ----------  ----------  -------  -------  ------  --------  --------
                         4,234     5,196     1,160        291         454    11,335    4,202   3,744       727    8,673
                       --------  -------  --------  ----------  ----------  -------  -------  ------  --------  --------

Operating income. . .      816       681       209       (126)       (318)    1,262      755     297       492    1,544
    (loss)

Other income. . . . .                                                           567                                 332
                                                                            --------                            --------

Pretax income . . . .                                                         1,829                               1,876
                                                                            --------                            --------

Income tax provision.                                                          (580)                               (786)
                                                                            --------                            --------


Income from
 continuing operations                                                      $ 1,249                             $ 1,090
                                                                            ========                            ========

Diluted earnings per
  share-continuing
  operations. . . . .                                                       $  0.33                             $  0.28
                                                                            ========                            ========

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED NOVEMBER 30, 1999 COMPARED TO THE FISCAL YEAR ENDED 1998

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

       STS Program revenues were $19,815,617 for the fiscal year ended November 30, 1999 compared to $21,461,885 for the fiscal year ended November 30, 1998, a decrease of 7.7%. This decrease resulted from a 22% decline in STS Program revenues in the fourth quarter of 1999 compared to the fourth quarter 1998. This decrease was primarily due to market pressure on both the retail and wholesale sides, including increased competition from calling card and wireless services. The Company is adjusting to market pressures both on the retail and wholesale sides and is attempting to rebuild subscriber counts by lowering rates. The Company expects this trend to stabilize at an approximately 22% decline in revenues.

     Revenues from System Sales and Maintenance were $7,856,532 for the fiscal year ended November 30, 1999 compared to $5,569,733 for the fiscal year ended November 30, 1998, an increase of 41.1%. Revenues from the TelMaster and RATEX products increased by 139% and 15% respectively, for the year ended November 30, 1999, compared to the year ended November 30, 1998. This reflects an increase in excess of 200% in both the TelMaster and Ratex products from the fourth quarter 1998 to the fourth quarter 1999 and a 50% increase in TelMaster revenues from the third quarter 1999 to the fourth quarter 1999. Approximately $1,044,000, or 49%, of the fiscal year increase in TelMaster revenues is related to ongoing development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. Revenue from the DCS product declined by 13% during the year ended November 30, 1999. This decrease was primarily due to a significant decline in demand for this text-based product. The Company expects DCS revenue to continue to decline in the future.

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

     Total gross profit increased by 23.3% to $12,596,754 for the fiscal year ended November 30, 1999, compared to $10,216,971 for the fiscal year ended November 30, 1998. Cost of goods sold was approximately 74.5% of STS revenues for the fiscal year ended November 30, 1999, compared with 76.9% for the fiscal year ended November 30, 1998. This decrease was primarily due to the decreased cost of long distance services from the Company's suppliers. Cost of goods sold as a percentage of system sales and maintenance revenues was 25.2% for the fiscal year ended November 30, 1999 compared with 27.5% for the fiscal year ended November 30, 1998. This improvement was due to a higher percentage of TelMaster sales during fiscal 1999, which have a higher gross profit rate than the RATEX and DCS products.

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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents decreased to $41,434 at November 30, 2000 from $2,157,701 at November 30, 1999. Investment securities decreased to $0 at November 30, 2000 from $12,267,370 at November 30, 1999. The Company's cash and investment holdings combined decreased by approximately $14,384,000. This decline reflects approximately $17,385,000 used in connection with a redemption of the Company's stock in March 2000 as described below under "Liquidity and Capital Resources". This use of cash was offset by $1,375,000 in net cash advances from the Company's lines of credit with certain officers of the Company. During fiscal 2000, net cash from operating activities of continuing operations provided $2,381,248, compared with a use of cash of $2,563,489 in fiscal 1999. The Company used approximately $598,000 in cash to purchase property and equipment for its continuing operations. Additionally, the Company used approximately $298,000 in cash to purchase treasury stock.

     Accounts receivable decreased to $8,160,650 as of November 30, 2000 from $9,937,537 as of November 30, 1999 ($7,737,213 and $9,484,936, net of
allowance for uncollectibles as of November 30, 2000 and 1999, respectively). This $1,776,887 decrease was due to a $720,876 decrease in overall revenues for the month of November 2000 versus November 1999, as well as reduced collection times from TelMaster customers due to improved implementation cycles and customer satisfaction.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At November 30, 2000, the Company's balance sheet reflected cash of $41,434. On March 24, 2000, the Company completed a self-tender offer by repurchasing 2.3 million shares of its common stock pursuant to a modified "dutch auction" tender offer. The tender offer, which carried an offer price of $7.25 per share, combined with the repurchase of all 293,750 shares of common stock owned by Joseph Zerbib, resulted in the payment of approximately $17,385,000 to tendering option and stockholders. As a result of this tender, the Company has established a 12-month line of credit with three officers of the Company in order to satisfy the terms of the tender offer. While the Company believes that it will be able to maintain, extend or replace the current line of credit, there can be no assurance that this will happen. The Company believes that anticipated cash flows from its business will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.


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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     As of November 30, 2000, the Company has no derivative financial instruments, other financial instruments, or long-term debt obligations.

ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The financial statements and supplementary financial information are included herewith commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 14, 2001, the Company, acting on the direction and approval of its Board of Directors, informed BDO Seidman, L.L.P., that it was selecting another independent accountant in order to reduce costs.

     BDO Seidman, L.L.P.'s reports on the Company's financial statements for the years ended November 30, 1998 and 1999, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or principles. There were no disagreements with BDO Seidman, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure through BDO Seidman, L.L.P.'s issuance of their report in connection with their audit of the Registrant's financial statements for the years ended November 30, 1998 and 1999 and for any subsequent period.

     On February 14, 2001, the Company selected Semple & Cooper, L.L.P. as its new independent accountants. The Company did not consult with Semple & Cooper, L.L.P. on any accounting matter prior to its appointment as auditors of the Company.

                                   PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following sets forth certain information with respect to the Company's directors and executive officers.




NAME                      AGE  POSITION
------------------------  ---  ---------------------------------------------------

Michael F. Zerbib (2) ..   34  President, Chief Executive Officer, Chief Financial
                               Officer, Treasurer and Director

Joseph W. Zerbib . . . .   65  Chairman of the Board of Directors

Thierry E. Zerbib. . . .   39  Vice President-Technologies, Secretary and Director

Brian H. Loeb. . . . . .   39  Vice President-Marketing, Sales and Operations and
                               Director

Cecile Silverman(1)(2) .   76  Director

Kalvan Swanky (1 )(2) ..   37  Director

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

     Cecile Silverman has been a director of the Company since June 1995. Ms. Silverman is a certified public accountant and has been self-employed since 1989. From 1975 to 1989, she was a partner at the firm of Schwartz, Cohen &
Co.    Ms.  Silverman  specializes  in  tax  planning  for  corporations  and individuals, as well as representing clients before various governmental agencies. She graduated from Syracuse University with a degree in accounting.

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

BOARD  MEETINGS  AND  COMMITTEES

     During  the  fiscal  year ended November 30, 2000, the Board of Directors
held  five  meetings.    All  directors  attended  these  meetings.

     Audit Committee. The Board of Directors maintains an Audit Committee, which currently is composed of Cecile Silverman and Kalvan Swanky. The responsibilities of the Audit Committee include, in addition to such other duties as the Board of Directors may specify, (i) receiving reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required, (ii) annually reviewing and examining those matters that relate to a financial and performance audit of the Company's stock option plans, (iii) recommending to the Board of Directors the selection, retention and termination of the Company's independent accountants, (iv) reviewing the professional services, proposed fees and independence of such accountants, and (v) providing for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee held three meetings during the fiscal year ended November 30, 2000.

     Compensation Committee. The Board of Directors maintains a Compensation Committee, which currently is composed of Cecile Silverman, Kalvan Swanky, and Michael Zerbib. The responsibilities of the Compensation Committee include, in addition to such other duties as the Board of Directors may specify, (i) reviewing and recommending to the Board of Directors the salaries, compensation and benefits of the Company's executive officers and key employees, (ii) reviewing any related party transactions on an ongoing basis for potential conflicts of interest, and (iii) administering the Company's stock plans. The Compensation Committee held two meetings during the fiscal year ended November 30, 2000.

COMPENSATION  OF  DIRECTORS

     The members of the Board of Directors do not receive any cash compensation for serving as directors. However, the Company may reimburse the independent directors for their reasonable out-of-pocket expenses in connection with their attendance at meetings. In April 1996, the Company granted immediately exercisable options to purchase 1,000 shares of Common Stock to each of Ms. Silverman and Mr. Swanky. The options are exercisable at a price of $4.75 per share through April 2001. In October 1996, the Company granted each of Ms. Silverman and Mr. Swanky immediately exercisable options to purchase 1,000 shares of Common Stock at a price of $3.00 per share through October 2001. In October 1997, the Company granted each of Ms. Silverman and Mr. Swanky immediately exercisable options to purchase 1,000 shares of Common Stock at a price of $2-15/16 per share through October 2002. None of the options granted were pursuant to any stock option plan. During the year ended November 30, 2000, both Ms. Silverman and Mr. Swanky exercised 1,792 options, including 1,000 and 792 options with an exercise price $2.9375 and $3.00, respectively, in connection with the Company's self-tender offer. They each received $7,679 of net proceeds.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended November 30, 2000.

ITEM  11.          EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

     The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 2000, 1999, and 1998.

                                                                             Long Term Compensation
                                                                    ----------------------------------------

                                         Annual Compensation            Awards                 Payouts
                                  --------------------------------  ----------------------  ----------------

                                                            Other               Securities           All
                                                            Annual  Restricted  Underlying           Other
Name and . . . . . . . .                                    Compen- Stock       Options/    LTIP     Compen-
Principal Position . . .  Year    Salary       Bonus        sation  Awards      SARs        Payouts  sation
------------------------  ------  -----------  -----------  ------  -------     ----------  -------  -------
Michael F. Zerbib (1). .    2000  $   123,000          -0-     -0-      -0-      -0-          -0-     -0-
President, Chief            1999  $   144,000          -0-     -0-      -0-      -0-          -0-     -0-
Executive Officer,          1998  $   144,000  $   150,000     -0-      -0-      -0-          -0-     -0-
Chief Financial Officer
and Treasurer
                          ------  -----------  -----------  ------  ----------  ----------  -------  -------
Thierry E. Zerbib. . . .    2000  $   182,000          -0-     -0-      -0-      -0-          -0-     -0-
Vice President -            1999  $   154,000          -0-     -0-      -0-      -0-          -0-     -0-
Technologies and            1998  $   144,000  $   150,000     -0-      -0-      -0-          -0-     -0-
 Secretary
                          ------  -----------  -----------  ------  ----------  ----------  -------  -------
Brian H. Loeb. . . . . .    2000  $   129,000          -0-     -0-      -0-      -0-          -0-     -0-
Vice President -            1999  $   144,000          -0-     -0-      -0-      -0-          -0-     -0-
Marketing, Sales and        1998  $   144,000  $   150,000     -0-      -0-      -0-          -0-     -0-
Operations
                          ------  -----------  -----------  ------  ----------  ----------  -------  -------
Joseph W. Zerbib (2)        2000  $   129,000          -0-     -0-      -0-      -0-          -0-     -0-
Chairman of the Board       1999  $   144,000          -0-     -0-      -0-      -0-          -0-     -0-
                            1998  $   144,000  $   150,000     -0-      -0-      -0-          -0-     -0-
                          ------  -----------  -----------  ------  ----------  ----------  -------  -------


(1)       Michael Zerbib acted as Chief Financial Officer and Treasurer until February 1, 2000.  Since February 1,
2000,  he  has  served  as  President,  Chief  Executive  Officer,  Chief  Financial  Officer  and  Treasurer.

(2)          Joseph Zerbib acted as President and Chairman of the Board until February 1, 2000.  Since February 1,
2000,  he  has  served  as  Chairman  of  the  Board.



     The executive officers of the Company named above routinely receive other benefits from the Company, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the years ended November 30, 2000, 1999 and 1998 did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to any named individual.

OPTION  GRANTS  IN  FISCAL  2000

     No options were granted to the Company's executive officers during fiscal 2000.

OPTION  FORFEITURES  IN  FISCAL  2000

     During the year ended November 30, 2000, Michael Zerbib and Joseph Zerbib forfeited 50,210 and 49,106 common stock options, respectively, and Thierry Zerbib and Brian Loeb each forfeited 46,345 common stock options. These forfeitures were completed in connection with the self-tender offer in March 2000.

OPTION  EXERCISES  IN  FISCAL  2000


                                                                   Number of Securities    Value of Unexercised
                                                                   Underlying Unexercised  In-the-Money Options
                                       Shares                      Options at FY-End       at FY-end(3)
                                       Acquired on   Value         Exercisable /           Exercisable /
Name                                   Exercise (1)  Realized (2)  Unexercisable           Unexercisable
-------------------------------------
Michael F. Zerbib . . . . . . . . . .        44,790  $   119,107               -              -
President, Chief Executive Officer,
Chief Financial Officer and Treasurer
-------------------------------------
Thierry E. Zerbib . . . . . . . . . .        41,655  $    99,745               -              -
Vice President -Technologies and
Secretary
-------------------------------------
Brian H. Loeb . . . . . . . . . . . .        41,655  $    99,745               -              -
Vice President - Marketing, Sales
and Operations
-------------------------------------
Joseph W. Zerbib. . . . . . . . . . .        43,894  $   113,575               -              -
Chairman of the Board
-------------------------------------



(1) These common stock options were exercised in connection with the self-tender offer in March 2000.

(2) Represents the difference between the purchase price ($7.25 per share) and the exercise price of the options.

(3) Represents the difference between the aggregate market value at November 30, 2000 of the common stock underlying the options (based on the last sale price of $1.00 on that date) and the options' aggregate exercise price.

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

     There are 264,000 shares authorized for grant under the 1995 ISO Plan. As of November 30, 2000, there were no common stock options outstanding under the 1995 ISO Plan.

     There are 260,000 shares authorized for grant under the 1996 ISO Plan. As of November 30, 2000, options to purchase 31,457 shares of Common Stock were outstanding under the 1996 ISO Plan, These options are held by certain employees of the Company at exercise prices ranging from $3.00 to $4.75 per share.

     Each of the Plans authorizes the Company to grant to key employees both nonqualified options and options intended to qualify as incentive options under Section 422 of the Internal Revenue Code. The objectives of the Plans are to provide incentives to key employees to achieve financial results aimed at increasing stockholder value and attracting talented individuals to the Company. Persons eligible to participate in the Plans will be those employees of the Company whose performance, in the judgment of the Compensation
Committee,  can  have  significant  effect  on  the  success  of  the Company.

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

     1997 Performance Equity Plan ("1997 Plan"). On October 2, 1997, the Board of Directors adopted the 1997 Plan. On May 15, 1998, the Board of Directors amended the 1997 Plan. The 1997 Plan was subsequently approved by the shareholders. The Board of Directors has authorized 1,000,000 shares for grant under the 1997 Plan. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1997 Plan. The 1997 Plan is administered by the Compensation Committee, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1997 Plan.

     In October 1997, the Company granted options under the 1997 Plan to purchase an aggregate of 233,500 shares of Common Stock, 129,500 shares of which were granted to certain employees of the Company at an exercise price of $2.9375 per share and 104,000 shares of which were granted to the Company's executive officers at an exercise price of $3.23 per share. As of November 30, 2000, 34,934 of the options issued to employees were outstanding and none of the executive officer options were outstanding. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant. In February 1998, the Company granted 14,600 options to employees at an exercise price of $4.25 per share, the fair market value of the underlying shares at the date of grant. As of November 30, 2000, 4,611 of these options were outstanding. In December 1998, the Company granted 25,000 options to employees at an exercise price of $4.875, the fair market value at the date of grant. 20,070 of these options were outstanding at November 30, 2000. In May 2000, the Company granted 59,157 options to an employee of the Company at an exercise price of $3.40, the average fair value for 30 days preceding the grant date. The exercise price exceeded the fair market value of the common stock on the date of grant. All of these options were outstanding at November 30, 2000.

ITEM  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of February 20, 2001, with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended November 30, 2000, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Exchange Act") based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission ("Commission"). Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.


 Name and Address of Beneficial Owner(1)  Amount and Nature of     Percent
                                          Beneficial Ownership(2)  of Class
---------------------------------------   -----------------------  ---------

Michael F. Zerbib                                       230,603       17.9%

Thierry E. Zerbib                                       232,617       18.1%

Brian H. Loeb                                           232,617       18.1%

Joseph W. Zerbib                                              -          -

Cecile Silverman                                        1,208(3)         *

Kalvan Swanky.                                          1,208(3)         *

Nicholas Zerbib                                         118,322        9.2%

All executive officers and directors
  as a group (six persons)                            698,253(4)      54.2%

______________________________

 *          Less  than  1%.

(1) The address of each of the persons listed is c/o Telesoft Corp., 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from February 20, 2001 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 20, 2001, have been exercised.

(3) Represents 1,208 shares of Common Stock issuable upon exercise of currently exercisable options.

(4) Includes those shares of Common Stock deemed to be included in the respective beneficial ownership of Michael F. Zerbib, Thierry E. Zerbib, Brian
H.  Loeb,  Joseph  W.  Zerbib,  Kalvan  Swanky  and  Ms.  Cecile  Silverman.





ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company leased 13,500 square feet of office space from Joseph W. Zerbib, an officer, director and principal shareholder of the Company. The Company leased this office in fiscal 1996 and 1997 on a month-to-month basis for $6,978 per month. The Company vacated this space in January 1998, but continued to pay rent through July 1998.

     In March 2000, in connection with his retirement as the Company's President and Chief Executive Officer, Joseph Zerbib, who currently serves as the Company's Chairman of the Board, sold all of his 293,750 shares of the Company's common stock back to the Company at a price of $7.25 per share, for an aggregate of $2,129,688.

     On  April  3,  2000,  the  Company entered into three $1,350,000 lines of credit (total of $4,050,000), payable on demand, bearing a term of one year and an annual interest rate of 10%, with each of Michael Zerbib, President, Chief Executive Officer, Chief Financial Officer and Treasurer, Thierry
Zerbib, Vice President-Technologies and Secretary and Brian Loeb, Vice President-Marketing, Sales and Operations. Each line of credit is secured by the assets of the Company. The interest rate on this debt is at least as favorable as the Company could receive from third-party lenders. The Company has obtained several proposals from third-party lenders bearing effective rates in excess of 12%. During the year ended November 30, 2000, interest expense in connection with these notes was $115,754. As of November 30, 2000, borrowings outstanding on the line of were $1,375,000 and no interest was due on the notes.

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

                                    PART IV

ITEM  14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits




NO.    DESCRIPTION                                                                         REFERENCE
-----  ----------------------------------------------------------------------------------  ----------

3.1 .  Amended and Restated Articles of Incorporation of the Company dated April 13, 1995         (1)

4.1 .  Form of Common Stock Certificate                                                           (1)

10.1.  1995 Incentive Stock Option Plan                                                           (1)

10.2.  1995 Restricted Stock Plan                                                                 (1)

10.3.  Asset Purchase Agreement between Telesoft Acquisition Corp., Uniquest                      (1)
       Incorporated and CSI Acquisition Corp. dated March 13, 1995

10.8.  Contract between the Company and the University of Delaware                                (1)

10.9.  1996 Incentive Stock Option Plan                                                           (2)

10.10  1996 Restricted Stock Plan                                                                 (2)

10.11  1997 Performance Equity Plan                                                               (3)

21. .  Subsidiaries of Registrant                                                                  *

 *           Filed  herewith
(1)          Filed  with  Registration  Statement  No.  33-91234-LA,  dated  June  30,  1995.
(2)          Filed  with  Form  10-KSB/A  for  the  fiscal  year  ended  November  30,  1996
(3)          Filed  with  Definitive  Proxy  Statement  dated  June  16,  1998

(b)          Financial  Statement  Schedules

SCHEDULE  II.          VALUATION  AND  QUALIFYING  ACCOUNTS.

Years  ended  November  30,  2000,  1999  and  1998


                                  BALANCE AT     CHARGED TO  WRITE-OFFS   BALANCE AT
                                  BEGINNING OF   COSTS AND   NET OF       END OF THE
                                  THE YEAR       EXPENSES    RECOVERIES   YEAR
                                  -------------  ----------  -----------  -----------
Allowance for doubtful accounts:
2000 . . . . . . . . . . . . . .  $     452,601     242,359    (271,523)  $   423,437
1999 . . . . . . . . . . . . . .        502,095     275,194    (324,688)      452,601
1998 . . . . . . . . . . . . . .        640,982     429,290    (568,177)      502,095

(c)      Reports  on  Form  8-K

There were no Current Reports on Form 8-K filed during the quarter ended November 30, 2000. On February 26, 2001, the Company filed a Current Report on Form 8-K, dated February 14, 2001, to report a change in the Company's independent accountants.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TELESOFT  CORP.


Dated:  February 28,  2001   By    /s/  Michael  F. Zerbib
                                ---------------------------------
                                Michael  F.  Zerbib,
                                President  and  Chief  Executive  Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature  and  Title                                    Date
---------------------                                    ----

/s/ Michael F. Zerbib . . . . . . . . . . . . . . . . .  February 28,2001
-------------------------------------------------------
Michael F. Zerbib, President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director (and
principal accounting officer)

/s/ Joseph W. Zerbib. . . . . . . . . . . . . . . . . .  February 28,2001
-------------------------------------------------------
Joseph W. Zerbib,
Chairman of the Board of Directors

/s/ Thierry E. Zerbib . . . . . . . . . . . . . . . . .  February 28,2001
-------------------------------------------------------
Thierry E. Zerbib, Vice President - Technologies,
Secretary and Director

/s/ Brian H. Loeb . . . . . . . . . . . . . . . . . . .  February 28,2001
-------------------------------------------------------
Brian H. Loeb, Vice President - Marketing,
Sales and Operations and Director

/s/ Cecile Silverman. . . . . . . . . . . . . . . . . .  February 28,2001

-------------------------------------------------------
Cecile Silverman, Director

/s/ Kalvan Swanky . . . . . . . . . . . . . . . . . . .  February 28,2001
-------------------------------------------------------
Kalvan Swanky, Director



TELESOFT  CORP.  AND  SUBSIDIARIES

INDEX  TO  THE  FINANCIAL  STATEMENTS


                                                           PAGE

Report of Independent Certified Public Accountants. . . .  F-2 -  F-3

Consolidated Balance Sheets as of November 30, 2000 and
       1999 . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations for the years ended
       November 30, 2000, 1999 and 1998 . . . . . . . . .  F-5 -  F-6

Consolidated Statements of Changes in Stockholders'
       Equity for the years ended November 30, 2000,
       1999 and 1998. . . . . . . . . . . . . . . . . . .  F-7

Consolidated Statements of Cash Flows for the years ended
       November 30, 2000, 1999 and 1998 . . . . . . . . .  F-8 -  F-9

Notes to the Consolidated Financial Statements. . . . . .  F-10 - F-30

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS



The  Board  of  Directors  and  Stockholders
Telesoft  Corp.  and  Subsidiaries

We have audited the accompanying consolidated balance sheets of Telesoft Corp. and Subsidiaries as of November 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesoft Corp. and Subsidiaries at November 30, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/  Semple  &  Cooper,  L.L.P.


Phoenix,  Arizona
February 7, 2001

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

/s/  BDO  Seidman,  LLP


Los  Angeles,  California
January  14,  2000



TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
NOVEMBER  30,  2000  AND  1999
                                                                             2000          1999
                                                                             ----------    ----------

ASSETS
Cash and cash equivalents (Note 2). . . . . . . . . . . . . . . . . . . . .  $    41,434   $ 2,157,701
Investment securities (Notes 3 and 17). . . . . . . . . . . . . . . . . . .            -    12,267,370
Accounts receivable, net of allowance for uncollectibles of $423,437 and
 $452,601, respectively   (Notes 2 and 4) . . . . . . . . . . . . . . . . .    7,737,213     9,484,936
Inventory (Note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      208,325       366,794
Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      349,364       462,626
Deferred taxes (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . . .      188,400       221,100
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,010       301,774
                                                                              ----------   -----------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,618,746    25,262,301
Property and equipment, net (Note 6). . . . . . . . . . . . . . . . . . . .    1,407,118     1,320,246
Computer software costs, net (Note 7) . . . . . . . . . . . . . . . . . . .       54,484       169,667
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      141,709       110,723
                                                                             ------------  -----------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $10,222,057   $26,862,937
                                                                             ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Related party debt (Note 12). . . . . . . . . . . . . . . . . . . . . . . .  $ 1,375,000   $         -
Accounts payable and accrued liabilities (Note 2) . . . . . . . . . . . . .    5,199,187     5,880,975
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      203,900             -
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,130,375       928,997
                                                                             ------------  -----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    7,908,462     6,809,972
Deferred taxes (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . . .      121,900        62,200
                                                                             ------------  -----------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,030,362     6,872,172
                                                                             ------------  -----------
Commitments and contingencies (Notes 11, 13 and 14)
Stockholders' equity: (Notes 10 and 12)
Preferred stock, no par value, 10,000,000 shares authorized; none
    issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . .            -             -
Common stock, no par value, 50,000,000 shares authorized;
    3,787,500 issued and 1,376,828 and 3,711,500 outstanding, respectively
                                                                                 665,125     6,919,095
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .            -        80,069
Accumulated other comprehensive income (Note 3) . . . . . . . . . . . . . .            -        66,120
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,191,695    12,925,481
                                                                             ------------  -----------
                                                                               2,856,820    19,990,765
Less: Treasury stock, 178,106  shares, at cost. . . . . . . . . . . . . . .     (665,125)            -
                                                                             ------------  -----------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .    2,191,695    19,990,765
                                                                             ------------  -----------

Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $10,222,057   $26,862,937
                                                                             ============  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  NOVEMBER  30,  2000,  1999  AND  1998



                                                                2000          1999          1998
                                                         ------------  ------------  ------------

Sales, net. . . . . . . . . . . . . . . . . . . . . . .  $24,613,309   $29,377,592   $28,250,373
Cost of sales (Note 2). . . . . . . . . . . . . . . . .   12,826,565    16,780,838    18,033,402
                                                         ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . . . . . .   11,786,744    12,596,754    10,216,971
General and administrative expenses (Note 16) . . . . .   12,415,994    11,335,068     8,672,814
                                                         ------------  ------------  ------------
Operating (loss) income . . . . . . . . . . . . . . . .     (629,250)    1,261,686     1,544,157
                                                         ------------  ------------  ------------
Other income (expense):
Interest income . . . . . . . . . . . . . . . . . . . .      347,361       564,804       292,295
Interest expense. . . . . . . . . . . . . . . . . . . .     (128,238)         (270)       (1,277)
Other income (expense). . . . . . . . . . . . . . . . .      319,406         2,623        40,994
                                                         ------------  ------------  ------------
                                                             538,529       567,157       332,012
                                                         ------------  ------------  ------------
(Loss) income from continuing operations before . . . .      (90,721)    1,828,843     1,876,169
       provision for income taxes
Provision for income taxes (Note 9) . . . . . . . . . .       40,600      (579,800)     (786,591)
                                                         ------------  ------------  ------------
(Loss) income from continuing operations. . . . . . . .      (50,121)    1,249,043     1,089,578
Discontinued operations (Note 17):
    Loss from operations of GoodNet subsidiary (net of.            -             -       (68,428)
         income tax of $2,173 in 1998)
    Gain on disposal of GoodNet subsidiary (net of
         income taxes of $357,700 in 1999 and
         $4,611,099 in 1998). . . . . . . . . . . . . .            -       549,309     8,565,700
                                                         ------------  ------------  ------------

Net (loss) income . . . . . . . . . . . . . . . . . . .      (50,121)    1,798,352     9,586,850

Other comprehensive (loss) income, net of tax
   Unrealized holding (losses) gains arising during . .      (66,120)      (18,446)       84,566
       period                                            ------------  ------------  ------------


Comprehensive (loss) income . . . . . . . . . . . . . .  $  (116,241)  $ 1,779,906   $ 9,671,416
                                                         ============  ============  ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (CONTINUED)
FOR  THE  YEARS  ENDED  NOVEMBER  30,  2000,  1999  AND  1998



                                       2000         1999        1998
                                    -----------  ----------  -----------

Basic earnings (loss) per share
Continuing operations. . . . . . .  $    (0.02)  $     0.33  $     0.29
Discontinued operations. . . . . .           -            -       (0.02)
Sale of discontinued operations. .           -         0.15        2.26
                                    -----------  ----------  -----------
Net income (loss). . . . . . . . .  $    (0.02)  $     0.48  $     2.53
                                    ===========  ==========  ===========

Diluted earnings (loss) per share
Continuing operations. . . . . . .  $    (0.02)  $     0.33  $     0.28
Discontinued operations. . . . . .           -            -       (0.02)
Sale of discontinued operations. .           -         0.14        2.20
                                    -----------  ----------  -----------
Net income (loss). . . . . . . . .  $    (0.02)  $     0.47  $     2.46
                                    ===========  ==========  ===========

Weighted average number
   of shares outstanding
- basic. . . . . . . . . . . . . .   2,123,879    3,713,601   3,784,793
- diluted. . . . . . . . . . . . .   2,123,879    3,832,067   3,888,033
                                    ===========  ==========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  NOVEMBER  30,  2000,  1999  AND  1998


                           Common  Stock
                           -------------

                                                                                    Accumulated
                          Number of                                Additional       other                           Total
                          shares                       Treasury    paid-in          comprehensive  Retained         stockholders'
                          outstanding    Amount        stock       capital          income         earnings         equity
                          -------------  ------------  ----------  ---------------  -------------  ---------------  ------------

Balance,
   November 30, 1997 . .     3,787,500   $ 7,286,159   $       -   $       80,069   $           -  $     1,540,279  $ 8,906,507

Treasury stock acquired
    (Note 10). . . . . .       (39,000)            -    (182,759)               -               -               -      (182,759)

Unrealized gain on
  investment securities.             -             -           -                -          84,566               -        84,566

Net income . . . . . . .             -             -           -                -               -        9,586,850    9,586,850
                          -------------  ------------  ----------  ---------------  -------------  ---------------  ------------

Balance,
   November 30, 1998 . .     3,748,500     7,286,159    (182,759)          80,069          84,566       11,127,129   18,395,164

Treasury stock acquired
    (Note 10). . . . . .       (37,000)            -    (184,305)               -              -                -      (184,305)

Change in unrealized
  gain on investment . .             -             -           -                -         (18,446)              -       (18,446)
  securities

Net income . . . . . . .             -             -           -                -              -         1,798,352    1,798,352
                          -------------  ------------  ----------  ---------------  -------------  ---------------  ------------

Balance,
   November 30, 1999 . .     3,711,500     7,286,159    (367,064)          80,069         66,120       12,925,481    19,990,765

Treasury stock acquired
   (Note 10) . . . . . .      (102,106)            -    (298,061)               -              -                -      (298,061)

Common stock acquired. .    (2,232,566)   (6,621,034)          -          (80,069)             -      (10,683,665)  (17,384,768)
   from stock redeemed
   (Note 10)

Change in unrealized
   gain on investment. .             -             -           -                -        (66,120)               -       (66,120)
   securities
                                     -
Net loss . . . . . . . .             -             -           -                -              -          (50,121)      (50,121)
                          -------------  ------------  ----------  ---------------  -------------  ---------------  ------------

Balance,
   November 30, 2000 . .     1,376,828   $   665,125   $(665,125)  $            -   $          -   $    2,191,695   $ 2,191,695
                          =============  ============  ==========  ===============  =============  ===============  ============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR  THE  YEARS  ENDED  NOVEMBER  30,  2000,  1999  AND  1998



                                                                2000           1999           1998
                                                        -------------  -------------  -------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers . . . . . . . . . . . . .  $ 26,489,044   $ 26,737,413   $ 26,498,226
Cash paid to suppliers and employees . . . . . . . . .   (24,938,451)   (28,989,264)   (23,120,762)
Interest paid. . . . . . . . . . . . . . . . . . . . .      (128,238)          (270)        (1,277)
Interest received. . . . . . . . . . . . . . . . . . .       508,731        506,597        208,311
Income tax refund. . . . . . . . . . . . . . . . . . .       598,947              -              -
Income taxes paid. . . . . . . . . . . . . . . . . . .      (148,785)      (817,965)      (900,165)
                                                        -------------  -------------  -------------

Net cash provided (used) by operating activities
     of continuing operations. . . . . . . . . . . . .     2,381,248     (2,563,489)     2,684,333
                                                        -------------  -------------  -------------

Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . . .      (597,558)      (578,912)      (617,037)
Cash received from sale of equipment . . . . . . . . .        11,433          7,653         27,951
Disbursements for notes receivable from related
   parties . . . . . . . . . . . . . . . . . . . . . .      (450,000)       (50,000)        (2,000)
Collection of notes receivable . . . . . . . . . . . .       500,000        373,153              -
Purchase of investment securities. . . . . . . . . . .    (1,500,000)    (6,616,250)    (7,350,000)
Sale of investment securities. . . . . . . . . . . . .    13,846,439      4,874,232     13,971,131
                                                        -------------  -------------  -------------

Net cash provided (used) by investing activities
     of continuing operations. . . . . . . . . . . . .    11,810,314     (1,990,124)     6,030,045
                                                        -------------  -------------  -------------

Cash flows from financing activities:
Purchases of treasury stock. . . . . . . . . . . . . .      (298,061)      (184,305)      (182,759)
Proceeds from debt - related parties . . . . . . . . .     2,825,000              -              -
Repayment of debt - related parties. . . . . . . . . .    (1,450,000)             -              -
Stock redemption . . . . . . . . . . . . . . . . . . .   (17,384,768)             -              -
                                                        -------------  -------------  -------------
Net cash used in financing activities of . . . . . . .
     continuing operations . . . . . . . . . . . . . .   (16,307,829)      (184,305)      (182,759)
                                                        -------------  -------------  -------------

Cash (used) provided by continuing operations. . . . .    (2,116,267)    (4,737,918)     8,531,619

Cash used in discontinued operations, including income
   taxes paid in the amount of $844,600 in 1999 and
   $3,866,100 in 1998. . . . . . . . . . . . . . . . .             -       (844,600)    (2,413,184)
                                                        -------------  -------------  -------------

Net (decrease) increase in cash and cash equivalents .    (2,116,267)    (5,582,518)     6,118,435

Cash and cash equivalents at beginning of fiscal year.     2,157,701      7,740,219      1,621,784
                                                        -------------  -------------  -------------

Cash and cash equivalents at end of fiscal year. . . .  $     41,434   $  2,157,701   $  7,740,219
                                                        =============  =============  =============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
FOR  THE  YEARS  ENDED  NOVEMBER  30,  2000,  1999  AND  1998



                                                       2000          1999          1998
                                                   ------------  ------------  ------------
Reconciliation of net (loss) income to net cash
    provided (used) by operating activities from
    continuing operations:

Net (loss) income . . . . . . . . . . . . . . . .  $   (50,121)  $ 1,798,352   $ 9,586,850
                                                   ------------  ------------  ------------

Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities from continuing operations:

Loss from discontinued operations . . . . . . . .            -             -        68,428
Gain on sale of discontinued operations . . . . .            -      (549,309)   (8,565,700)
Income taxes payable and deferred taxes
   Related to sale of discontinued operations . .            -       486,900      (744,999)
Depreciation and amortization . . . . . . . . . .      619,660       545,590       486,481
Gain on sale of fixed assets. . . . . . . . . . .       (5,224)       (2,516)      (20,659)
Gain on sale of investment securities . . . . . .     (145,189)            -
Interest income included with note receivable . .            -        (2,294)      (21,525)

Changes in assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . .    1,747,723    (2,551,847)   (1,424,169)
Inventory . . . . . . . . . . . . . . . . . . . .      158,469       259,376      (269,574)
Other current assets. . . . . . . . . . . . . . .      157,764        38,853       (85,871)
Deferred taxes. . . . . . . . . . . . . . . . . .       92,400      (115,200)      534,500
Other assets. . . . . . . . . . . . . . . . . . .      (30,986)      (20,675)        5,227
Accounts payable and accrued liabilities. . . . .     (681,788)   (2,027,609)    2,957,442
Deferred revenue. . . . . . . . . . . . . . . . .      201,378       186,755        80,977
Income taxes payable. . . . . . . . . . . . . . .      203,900      (147,239)     (139,056)
Income taxes receivable . . . . . . . . . . . . .      113,262      (462,626)      235,981
                                                   ------------  ------------  ------------
                                                     2,431,369    (4,361,841)   (6,902,517)
                                                   ------------  ------------  ------------

Net cash provided (used) by operating activities
  from continuing operations. . . . . . . . . . .  $ 2,381,248   $(2,563,489)  $ 2,684,333
                                                   ============  ============  ============


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


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements

1. SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Telesoft Corp. (the "Company" or "Telesoft"), an Arizona corporation, was incorporated on May 4, 1982. The Company provides four principal continuing product lines and services: long distance and telecommunications division, d.b.a. Student Telephone Services (STS); Customized Billing Outsourcing Services; computer software and hardware sales, d.b.a. Sunbelt Business Computers (SBC); and its telecommunications audit subsidiary, Telesoft Recovery Corp (TRC). The long distance and telecommunications division is primarily involved in long distance and telecommunication services to higher education institutions. The software and hardware division is primarily involved in the design, distribution, installation, and maintenance of computer hardware and software systems.

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

LONG-LIVED  ASSETS

Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted SFAS 121 during the year ended November 30, 1997. The Company does not believe any assets are impaired as of November 30, 2000.

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

REVENUE  RECOGNITION

    The Company recognizes revenues as follows: System sales and software revenues are recognized when the equipment and software have been delivered and installed in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Revenues from collection of long-distance charges are recognized as the charges are incurred. The Company accrues revenues from customers based upon actual usage as reported on billings received from long-distance carriers and estimates the amount of unbilled revenues based upon the number of days in the billing cycle and past usage by customers.

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

2.   CONCENTRATION  OF  CREDIT  RISK:

     The Company maintains cash balances at various financial institutions. The Federal Deposit Insurance Corporation insures deposits not in excess of $100,000 on deposit at each institution. At November 30, 2000, the Company had uninsured cash and cash equivalent bank balances of approximately $335,000.

SUPPLIERS

     One telecommunications company provides the Company with a significant portion of its long distance telecommunications services. Although the
Company is dependent upon this supplier, management believes comparable suppliers are available. For the fiscal years ended November 30, 1999 and 1998, fees paid to this company totaled approximately $2,323,000 and $2,640,000, respectively. As of November 30, 2000, the outstanding amount due to the service provider was approximately $252,000.

CUSTOMERS

     During the years ended November 30, 2000, 1999 and 1998, the Company did not have any customers that accounted for greater than 10% of its revenues.

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3.    INVESTMENT  SECURITIES:

     As of November 30, 2000, the Company had no investment securities. The Following is a summary of investment securities as of November 30, 1999:

                                  Cost               Gross             Estimated
                                                     unrealized gains  Fair Value

Available-for-sale securities:
U.S. Corporate Equity Securities  $         151,250  $    66,120       $   217,370
Municipal bonds. . . . . . . . .         12,050,000            -        12,050,000
                                  -----------------  -----------       -----------
                                  $      12,201,250  $    66,120       $12,267,370
                                  =================  ===========       ===========


Investment  income  for the years ended November 30, 2000, 1999 and 1998:

                                                  2000     1999         1998



Interest income. . . . . . . . . . . . . . . . .  $347,361  $  564,804  $292,295
Gross realized gains, included with continuing .   145,189         107        92
  operations
Gross realized gains, included with discontinued         -     607,009   371,130
  operations
                                                  --------  ----------  --------
                                                  $492,550  $1,171,920  $663,517
                                                  ========  ==========  ========

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4.      ACCOUNTS  RECEIVABLE:

At November 30, 2000 and 1999, accounts receivable include billed and unbilled amounts, as follows:


                                           2000         1999
                                     -----------  -----------
Billed. . . . . . . . . . . . . . .  $6,183,294   $8,275,609
Unbilled. . . . . . . . . . . . . .   1,977,356    1,661,928
                                     -----------  -----------
                                      8,160,650    9,937,537
Less:  allowance for uncollectibles    (423,437)    (452,601)
                                     -----------  -----------
                                     $7,737,213   $9,484,936
                                     ===========  ===========



Unbilled accounts receivable represent amounts earned but not billed for long distance telephone service.


At  November  30,  2000,  accounts  receivable  by  product  line  is  as  follows:

                STS        Custom     System Sales/    Recovery    Network      Total
            Outsourcing    Billing    Maintenance      Services   Services
            -------------  ---------  ---------------  ---------  ---------  -----------
Billed . .  $  3,380,226   $161,058   $    2,433,330   $ 206,848  $   1,832  $6,183,294
Unbilled .     1,967,706      9,650                -           -          -   1,977,356
Allowance.      (333,262)   (40,571)         (49,604)          -          -    (423,437)
            -------------  ---------  ---------------  ---------  ---------  -----------
Total, Net  $  5,014,670   $130,137   $    2,383,726   $ 206,848  $   1,832  $7,737,213
            =============  =========  ===============  =========  =========  ===========





At  November  30,  1999,  accounts  receivable  by  product  line  is  as  follows:

                 STS        Custom    System Sales/    Recovery   Network      Total
            Outsourcing    Billing    Maintenance      Services   Services
            -------------  ---------  ---------------  ---------  ---------  -----------
Billed . .  $  3,472,295   $366,156   $    4,380,521   $  28,629  $  28,008  $8,275,609
Unbilled .     1,630,428     31,500                -           -          -   1,661,928
Allowance.      (336,691)   (54,800)         (61,110)          -          -    (452,601)
            -------------  ---------  ---------------  ---------  ---------  -----------
Total, Net  $  4,766,032   $342,856   $    4,319,411   $  28,629  $  28,008  $9,484,936
            =============  =========  ===============  =========  =========  ===========





5.          INVENTORY:

At November 30, 2000, inventory consists primarily of finished products. November 30, 1999, inventory consists of:
Parts and equipment. . . . . . . $183,918
Finished products. . . . . . . .  182,876
                                 --------
                                 $366,794
                                 ========

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6.          PROPERTY  AND  EQUIPMENT:

At November 30, 2000 and 1999, property and equipment consists of:
                                                                        2000          1999
                                                                    ------------  ------------
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,620,034   $ 2,229,851
Vehicles . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,458        28,458
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . .      560,834       402,638
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . .       84,028        71,513
Property leased to others. . . . . . . . . . . . . . . . . . . . .      351,518       351,518
                                                                    ------------  ------------
                                                                      3,644,872     3,083,978
Accumulated depreciation and amortization. . . . . . . . . . . . .   (2,237,754)   (1,763,732)
                                                                    ------------  ------------
                                                                    $ 1,407,118   $ 1,320,246
                                                                    ============  ============

     Depreciation and amortization expense from continuing operations was $504,477, $400,295 and $338,917 for the fiscal years ended November 30, 2000, 1999 and 1998, respectively. Depreciation expense, included with the net loss from discontinued operations was $113,846 for the fiscal year ended November 30, 1998.

7.          COMPUTER  SOFTWARE  COSTS:

At November 30, 2000 and 1999, computer software costs capitalized are:

                                    2000        1999
                                    ----------  ----------

Computer software . . . . . . . . . $ 987,885   $ 987,885
Accumulated amortization. . . . . .  (933,401)   (818,218)
                                    ----------  ----------
                                    $  54,484   $ 169,667
                                    ==========  ==========

     Amortization expense from continuing operations related to computer software cost during the years ended November 30, 2000, 1999 and 1998 was $115,183, $145,295, and $145,480, respectively. There was no amortization expense attributable to discontinued operations for the years ended November 30, 2000, 1999 and 1998.

8.          INTANGIBLES:

At November 30, 2000 and 1999, intangibles consist of:

Covenant not-to-compete-RATEX. . . . . . . . . . . . .  $ 25,000
Accumulated amortization . . . . . . . . . . . . . . .   (25,000)
                                                        ---------
                                                        $      -
                                                        =========


     There was no amortization expense during the years ended November 30, 2000 and 1999. Amortization expense for continuing operations was $2,084
during  the  year  ended  November  30,  1998.    Amortization  expense  from
discontinued  operations  was $35,294 during the year ended November 30, 1998.

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9.          INCOME  TAXES:

The components of the provision for (benefit from) income taxes for the years ended November 30, 2000, 1999 and 1998 consist of:

                                   2000       1999       1998
                                ----------  --------  -----------
Current. . . . . . . . . . . .  $(133,000)  $764,718  $5,347,917
Deferred . . . . . . . . . . .     92,400    172,782      47,600
                                ----------  --------  -----------
Provision for (benefit from) .  $ (40,600)  $937,500  $5,395,517 income taxes
                                ==========  ========  ===========

Provision for (benefit from) .  $ (40,600)  $579,800  $  786,591 income taxes attributable
   to continuing operations

Income tax benefit . . . . . .          -          -      (2,173)
   attributable to loss from
   operations of GoodNet
   subsidiary

Provision for income taxes . .          -    357,700   4,611,099
   attributable to Gain on
   disposal of GoodNet
   subsidiary
                                ----------  --------  -----------
Provision for (benefit from) .  $ (40,600)  $937,500  $5,395,517 income taxes
                                ==========  ========  ===========



The Company's tax expense differs from the expense calculated using the statutory federal income tax rate for the following reasons:


                                          2000        1999       1998
                                      ---------  ----------  ---------
Expected . . . . . . . . . . . . . .  $(30,800)  $ 621,800   $637,891
Tax exempt interest income . . . . .   (31,100)   (148,400)   (55,000)
Non deductible portion of
     meals and entertainment . . . .     9,300      10,200      9,600
State taxes, net of federal benefit.    12,000      96,200    194,100
                                      ---------  ----------  ---------
Provision for (benefit from)
  income taxes attributable to
  continuing operations. . . . . . .  $(40,600)  $ 579,800   $786,591
                                      =========  ==========  =========

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9.          INCOME  TAXES:    (CONTINUED)

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets and liabilities as follows:


                                        2000       1999
                                   ----------  ---------
Current asset
Allowance for uncollectibles. . .  $ 177,800   $153,900
Deferred revenue. . . . . . . . .          -     19,000
Inventory allowance . . . . . . .     10,400     23,000
Timing differences from IRS audit        200     25,200
                                   ----------  ---------
                                     188,400    221,100
                                   ----------  ---------
Non-current liability
Accumulated depreciation. . . . .   (129,500)   (68,000)
Accumulated amortization. . . . .      5,400      5,800
Timing differences from IRS audit      2,200          -
                                   ----------  ---------
                                    (121,900)   (62,200)
                                   ----------  ---------
Net deferred tax asset             $  66,500   $158,900
                                   ==========  =========

The Company believes that it is likely to realize the net deferred tax asset subject to the Company's ability to generate profits in the future.
Accordingly,  no  valuation  allowance  has  been  provided.

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10.          STOCKHOLDERS'  EQUITY:

SERIAL  PREFERRED  STOCK

The Company is authorized to issue 10,000,000 shares of serial preferred stock, no par value. As of November 30, 2000 and 1999, there were no shares issued or outstanding.

COMMON  STOCK  WARRANTS

During the year ended November 30, 1995, the Company issued 125,000 common stock warrants to the underwriters of the Company's initial public offering in exchange for $100. The warrants were exercisable at $7.20 per warrant for a period of four years beginning July 1, 1996. As of November 30, 1999, 125,000 common stock warrants were outstanding. As of November 30, 2000, these common stock warrants expired.

DIVIDEND  POLICY

The Company has no limitations or restrictions for declaring dividends. As of November 30, 2000, no dividends have been declared.

TREASURY  STOCK

The Board of Directors has authorized the repurchase of up to 10% of the Company's outstanding stock. During the years ended November 30, 2000, 1999 and 1998, the Company repurchased 102,106, 37,000 and 39,000 shares of its common stock on the open market for $298,061, $184,305 and $182,759, respectively.

SELF-TENDER  OFFER

On February 3, 2000, the Company commenced an offer to repurchase up to 2.3 million shares of its common stock pursuant to a "Dutch auction" self-tender offer. On March 24, 2000, the tender offer expired. Pursuant to the tender offer, the Company repurchased a total of 2.3 million shares of its common stock. The purchase price for the shares of common stock was $7.25 per share and the proration factor was 60.22 percent. The Company redeemed 1,938,816
common  shares  for    $14,056,416  and  351,352  common  stock  options  for
$1,112,674. Included in the common shares redeemed were 1,031,663 shares of the Company's common stock redeemed from affiliates of the Company for an aggregate of approximately $7,480,000.

Additionally, the Company repurchased all 293,750 shares of common stock owned by Joseph Zerbib for $2,129,688. As of November 30, 2000, affiliates of the Company owned 695,837 shares or 50.5% of the outstanding common stock of the Company.

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

On October 2, 1997, the Board of Directors adopted the 1997 Plan. On May 15, 1998, the Board of Directors amended the 1997 Plan. The 1997 Plan was subsequently approved by the shareholders. The Board of Directors has authorized 1,000,000 shares for grant under the 1997 Plan. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of
1986,  as  amended),  restricted  stock  awards,  deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1997 Plan. The 1997 Plan is administered by the Compensation Committee, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1997 Plan.

In October 1997, the Company granted options under the 1997 Plan to purchase an aggregate of 233,500 shares of Common Stock, 129,500 shares of which were granted to certain employees of the Company at an exercise price of $2.9375 per share and 104,000 shares of which were granted to the Company's executive officers at an exercise price of $3.23 per share. As of November 30, 2000, 34,934 of the options issued to employees were outstanding and none of the executive officer options were outstanding. The exercise price of the options granted to the executive officers exceeded the fair market value of the Common Stock on the date of grant. In February 1998, the Company granted 14,600 options to employees at an exercise price of $4.25 per share, the fair market value of the underlying shares at the date of grant. As of November 30, 2000, 4,611 of these options were outstanding. In December 1998, the Company granted 25,000 options to employees at an exercise price of $4.875, the fair market value at the date of grant. 20,070 of these options were outstanding at November 30, 2000. In May 2000, the Company granted 59,157 options to an employee of the Company at an exercise price of $3.40, the average fair value for 30 days preceding the grant date. The exercise price exceeded the fair market value of the common stock on the date of grant. All of these options were still outstanding at November 30, 2000.

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11.          STOCK  PLANS:  (CONTINUED)

1995,  1996,  AND  1997  RESTRICTED  STOCK  PLANS

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

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11.          STOCK  PLANS:    (CONTINUED)

The following table summarizes stock option activity:
                                                       Number of   Weighted Average
                                                       Shares      Exercise Price
                                                       ----------  -----------------

Outstanding at December 1, 1998 . . . . . . . . . . .    726,800   $            4.61
                                                          25,000               4.875
Granted
Exercised . . . . . . . . . . . . . . . . . . . . . .          -
Forfeited . . . . . . . . . . . . . . . . . . . . . .     (2,900)               3.04
                                                       ----------

Outstanding at November 30, 1999. . . . . . . . . . .    748,900                4.62

Granted . . . . . . . . . . . . . . . . . . . . . . .     59,157                3.40
Exercised . . . . . . . . . . . . . . . . . . . . . .   (338,810)             4.1974
Forfeited . . . . . . . . . . . . . . . . . . . . . .   (319,018)             5.2639
                                                       ----------
Outstanding at November 30, 2000                         150,229   $          3.7301
                                                       ==========

Options exercisable at November 30, 2000. . . . . . .     70,147   $          4.1811

     Available  for  grant  at:  (a)
     November  30,  1999            775,100
     November  30,  2000          1,373,771

(a) Available for grant includes shares that may be granted as either stock options or restricted stock, as determined by the Committee.

Following  is  a  summary  of the status of options outstanding at November 30, 2000:

                                       Outstanding Options           Exercisable Options
                                       -------------------           -------------------
                                   Weighted                                  Weighted
                                   average           Weighted                Average
Exercise price.                    remaining         Average                 Exercise
 Range           Number            contractual life  Exercise price  Number  price
---------------  ----------------  ----------------  --------------  ------  ---------
3.00-$5.88 . .            30,353         6 years               4.44  30,353       4.44
2.94-$3.23 . .            34,934         7 years               2.94  17,509       3.05
4.00 . . . . .             1,104         7 years               4.00     604       4.00
4.25 . . . . .             4,611         8 years               4.25   1,611       4.25
4.88 . . . . .            20,070         9 years               4.88  20,070       4.88
3.40 . . . . .            59,157        10 years               3.40       -          -
---------------  ----------------  ----------------  --------------  ------  ---------
2.94 - $5.88 .           150,229         8 years     $         3.73  70,147  $    4.18
===============  ================  ================  ==============  ======  =========

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11.          STOCK  PLANS:    (CONTINUED)

OTHER  OPTIONS

No other options were granted during the years ended November 30, 2000, 1999 and 1998.

STOCK  BASED  COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the fiscal years ended November 30, 2000, 1999 and 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and diluted earnings per share for the fiscal years ended November 30, 2000, 1999 and 1998 would have been reduced to the pro-forma amounts presented below:

                                             2000         1999        1998
                                         ---------  ----------  ----------
Net (loss) income as reported . . . . .  $(50,121)  $1,798,353  $9,586,850
Pro-forma . . . . . . . . . . . . . . .  $(67,453)  $1,636,018  $9,572,002
Net (loss) income per share as reported  $  (0.02)  $     0.47  $     2.46
Pro-forma . . . . . . . . . . . . . . .  $  (0.03)  $     0.43  $     2.46



The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998; expected life of options of one to three years, expected volatility of 64% in 2000, 24% in 1999 and 37% in 1998, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 approximated $1.08, $1.03 and $1.16, respectively.

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12.          RELATED  PARTY  TRANSACTIONS:

LEASE  COMMITMENT

The Company leased its office facilities under a month-to-month operating lease agreement from the former President of the Company. Rent paid was $55,824 for the fiscal year ended November 30, 1998. In addition, the Company paid all utilities, insurance and property taxes. During January 1998 the Company vacated this space, however, based upon the agreement with the former President, the Company paid rent through July 1998.

LINE  OF  CREDIT

At November 30, 1999, the Company has an outstanding a 7%, $500,000 line of credit from an officer. The line of credit was secured by 572,500 shares of the Company's common stock held by the officer. The line of credit, including accrued interest, was repaid in full in April 2000. As of November 30, 1999, the outstanding balance on the line of credit was $50,000. There is no outstanding balance on this line of credit as of November 30, 2000.

RELATED  PARTY  DEBT

On April 3, 2000, the Company entered into three $1,350,000 lines of credit (total of $4,050,000), payable on demand, bearing a term of one year and an annual interest rate of 10%, with three officers of the Company. Each line of credit is secured by the assets of the Company. The interest rate on this debt is at least as favorable as the Company could receive from third-party lenders. The Company has obtained several proposals from third-party lenders bearing effective rates in excess of 12%.
During the year ended November 30, 2000, interest expense in connection with these notes was $115,754. As of November 30, 2000, borrowings outstanding on the line of were $1,375,000 and no interest was due on the notes.

13.          EMPLOYEE  BENEFIT  PLANS:

     The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees. Under the terms of the plan, the employees may elect to contribute a portion of their salary to the plan. The Company has agreed to make matching contributions equal to fifty percent of the first $500 in deferred compensation plus twenty-five percent of deferrals in excess of $1,000. In addition, the Company may make discretionary contributions to the plan. For the fiscal years ended November 30, 2000, 1999 and 1998, contributions were $62,982, $46,878 and $37,085, respectively.

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14.          COMMITMENTS:

OFFICE  LEASE  COMMITMENTS

The Company is obligated under long-term operating leases for office facilities through the year 2007.

As of November 30, 2000, future minimum lease payments due under the non-cancelable operating lease agreements are as follows:

              FISCAL YEAR ENDING
                 NOVEMBER 30,      AMOUNT
              -------------------  ------------
              2001                 $    489,481
              2002                      465,609
              2003                      478,809
              2004                      492,009
              2005                      505,209
              Thereafter              1,066,820
                                   ------------
              Total                $  3,497,937
                                   ============


Rent expense under all operating leases, including the related party lease, amounted to approximately $386,224, $335,000 and $304,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

15.          OPERATING  LEASES:

The Company was the lessor of equipment under operating lease agreements which expired in June 2000. The equipment had an original cost basis of $351,518. Accumulated depreciation was $351,518 and $330,131 as of November 30, 2000 and 1999, respectively. During the fiscal years ended November 30, 2000 and 1999, the Company received rental income of $47,587. During the fiscal year ended November 30, 1998, the Company received rental income of $90,787 under these agreements.

The Company was also the sublessor of office space in Tempe, Arizona. The lease agreement expired in March 2000. During the fiscal year ended November 30, 2000, 1999 and 1998, the Company received $37,065 and $33,288, respectively  under  this  agreement.


16.          RESEARCH  AND  DEVELOPMENT:

Research and development costs included in general and administrative expenses for the fiscal years ended November 30, 2000, 1999 and 1998 were $1,168,000, $1,424,000 and $622,000, respectively. These costs have been expensed during their respective fiscal years.

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

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)

18. EARNINGS  PER  SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share:

                                                      FOR THE YEAR ENDED NOVEMBER 30,
                                                      -------------------------------
                                                      2000         1999        1998
                                                      -----------  ----------  -----------

BASIC EARNINGS PER COMMON SHARE:
----------------------------------------------------
NUMERATOR
(Loss) income from continuing operations               $(50,121)   $1,249,043  $1,089,578
Loss from operations of GoodNet subsidiary                    -             -     (68,428)
Gain on disposal of GoodNet                                   -       549,309   8,565,700
                                                      -----------  ----------  -----------
Net earnings (loss) available to common shareholders   $(50,121)   $1,798,352  $9,586,850
                                                      ===========  ==========  ===========
DENOMINATOR
Weighted average number of shares outstanding          2,123,879   3,713,601    3,784,793
                                                      ===========  ==========  ===========
PER SHARE AMOUNTS
(Loss) income from continuing operations                $(0.02)       $.33        $.29
Loss from operations of GoodNet subsidiary                 -           -          (.02)
Gain on disposal of GoodNet                                -          .15         2.26
                                                      -----------  ----------  -----------
Net earnings (loss) available to common shareholders    $(0.02)       $.48        $2.53
                                                      ===========  ==========  ===========
DILUTED EARNINGS PER SHARE
----------------------------------------------------
NUMERATOR
(Loss) income from continuing operations . . . . . .  $  (50,121)  $1,249,043   $1,089,578
Loss from operations of GoodNet subsidiary . . . . .           -            -      (68,428)
Gain on disposal of GoodNet. . . . . . . . . . . . .           -      549,309    8,565,700
                                                      -----------  -----------  -----------
Net earnings (loss) available to common shareholders  $  (50,121)  $1,798,352   $9,586,850
                                                      ===========  ===========  ===========
DENOMINATOR
Weighted average number of shares outstanding. . . .   2,123,879    3,713,601    3,784,793
Effect of dilutive securities: . . . . . . . . . . .           -      339,700      342,500
Options and warrants
Stock acquired with proceeds . . . . . . . . . . . .           -     (221,234)    (239,260)
                                                      -----------  -----------  -----------
Weighted average common shares and assumed . . . . .   2,123,879    3,832,067    3,888,033
conversions outstanding
                                                      ===========  ===========  ===========

PER SHARE AMOUNTS
(Loss) income from continuing operations . . . . . .  $    (0.02)  $      .33   $      .28
Loss from operations of GoodNet subsidiary . . . . .           -            -         (.02)
Gain on disposal of GoodNet. . . . . . . . . . . . .           -          .14         2.20
                                                      -----------  -----------  -----------
Net earnings (loss) available to common shareholders  $    (0.02)  $      .47   $     2.46
                                                      ===========  ===========  ===========

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18.  EARNINGS  PER  SHARE:  (CONTINUED)

At November 30, 2000, warrants and options to acquire 150,229 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options had an anti-dilutive effect.
At November 30, 1999, warrants and options to acquire 535,200 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

At November 30, 1998, warrants and options to acquire 510,300 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19.  SEGMENT  INFORMATION

The  Company's  products  and  services  are  broken  down  as  follows:

(1)  STS  Outsourcing  Program
(2)  Customized  Billing  Outsourcing  Services
(3)  System  Sales  and  Maintenance
     (a)  TelMaster  and  Telecommunications  Management  System  ("TMS")
     (b)  RATEX  Bookstore  Solution
     (c)  Distribution  Control  System  ("DCS")
     (d)  Software  and  Hardware  Recurring  Maintenance  Revenue
(4)  Telesoft  Recovery  Services  ("TRS")
(5)  Network  Services

Following  is  selected  segment  information.  (in  thousands  except  per  share  items)

                    Year  ended  November  30,  2000              Year  ended  November  30,  1999
                    --------------------------------              --------------------------------

                            System                                       System          Network
                   STS      Sales    CBS       TRS     Total    STS      Sales   CBS     Services   TRS   Total
                   -------  -------  --------  ------  -------  -------  ------  ------  ---------  ----  -------
Sales, net. .      $15,991  $ 6,302  $    960  $1,360  $24,613  $19,816  $7,857  $1,404  $     165  $136  $29,378
Cost of sales       11,440    1,332        54       -   12,826   14,766   1,980      35          -     -   16,781
                   -------  -------  --------  ------  -------  -------  ------  ------  ---------  ----  -------
Gross profit.        4,551    4,970       906   1,360   11,787    5,050   5,877   1,369        165   136   12,597
                   -------  -------  --------  ------  -------  -------  ------  ------  ---------  ----  -------
General  &
 administrative
   expenses:
General . . . .      3,486    6,048       722   1,027   11,283    3,563   4,901   1,046        285   453   10,248
Depreciation. .        161      132        19       3      315      160     137      21          -     -      318
Bad debt. . . .        230       12         -       -      242      215       7      53          -     -      275
Corporate
  allocations:
General . . . .        151       87        27       6      271      195      52      17          1     1      266
Depreciation. .        136      136        33       -      305      101      99      23          5     -      228
                   -------  -------       ---  ------  -------  -------  ------  ------  ---------  ----  -------
                     4,164    6,415       801   1,036   12,416    4,234   5,196   1,160        291   454   11,335
                   -------  -------       ---  ------  -------  -------  ------  ------  ---------  ----  -------

Operating income. .    387   (1,445)      105     324     (629)     816     681     209       (126) (318)   1,262
    (loss)
Other income. . . .                                        538                                                567
                                                       -------                                            --------
Pretax income . . . .                                      (91)                                             1,829

Income tax provision.                                       41                                               (580)
                                                       -------                                            --------
Income (loss) from
  continuing operations                                $   (50)                                           $ 1,249
                                                       ========                                           ========
Diluted earnings
 (loss) per share-
  continuing operations                                $ (0.02)                                           $  0.33
                                                       ========                                           ========



Telesoft Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

20. QUARTERLY  FINANCIAL  DATA
(unaudited)/(in  thousands  except  per  share  amounts)

                                                                        QUARTER ENDED
                                                --------------------------------------------------------
                                                FEBRUARY 29 (28)   MAY 31      AUGUST 31    NOVEMBER 30
                                                -----------------  ----------  -----------  ------------
2000
----
Net revenues . . . . . . . . . . . . . . . . .              7,022      6,485        3,116          7,990
Gross profit . . . . . . . . . . . . . . . . .              3,396      2,677        2,061          3,653
Income (loss) from continuing operations . . .                378       (223)        (553)           348
Income (loss) per share - continuing . . . . .  $            0.10     ($0.11)      ($0.40)  $       0.25
      operations, diluted
Income (loss) per share - continuing . . . . .  $            0.10     ($0.11)      ($0.40)  $       0.25
      operations, basic
Shares used in per share calculation - diluted          3,829,204  2,030,721    1,377,728      1,377,085
Shares used in per share calculation - basic .          3,711,500  2,030,721    1,377,728      1,377,085

1999
----
Net revenues . . . . . . . . . . . . . . . . .              7,802      7,224        3,966         10,386
Gross profit . . . . . . . . . . . . . . . . .              3,384      2,892        2,298          4,023
Income (loss) from continuing operations . . .                628        280         (241)           582
Income (loss) per share - continuing . . . . .  $            0.07     ($0.06)  $     0.16
      operations, diluted. . . . . . . . . . .  $            0.16
Income (loss) per share - continuing . . . . .  $            0.08     ($0.06)  $     0.15
      operations, basic. . . . . . . . . . . .  $            0.17
Shares used in per share calculation - diluted          3,867,837  3,711,500    3,711,500      3,711,500
Shares used in per share calculation - basic .          3,720,022  3,834,538    3,711,500      3,805,073



Exhibit  21:  Subsidiaries  of  Registrant


Name of Subsidiary          Date of Incorporation  State of Incorporation
--------------------------  ---------------------  ----------------------
Telesoft Acquisition Corp.  March 24, 1992          Arizona
Telesoft Recovery Corp.     April 13, 1999          Arizona