Form 10-Q
period 2001-02-28
TELESOFT CORP
filed 2001-04-16
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

                Yes  (X)                                               No (  )





At April 12, 2001, the Registrant had outstanding 1,415,833 shares of common stock, no par value.








                                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets as of February 28, 2001 and November 30, 2000 . . . . . . . . . . . . . . . . . . .       3
Consolidated Statements of Operations for the three month periods ended February 28, 2001 and February 29, 2000       4
Consolidated Statements of Cash Flows for the three month periods ended February 28, 2001 and February 29, 2000   5 - 6
Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7 - 8

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. . . . . . . . .  9 - 12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. . . . . . . . . . . . . . . . . . . . . .      12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

ITEM 3.  DEFAULTS ON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . .      13

ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14



TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS

                              February 28, 2001     November 30, 2000
                                            (unaudited)
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $    6,370   $    41,434
Accounts receivable, net of allowance for uncollectibles of $532,211 and $423,437 at February 28, 2001 and November 30, 2000,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . .   6,627,558     7,737,213
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     165,017       208,325
Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . .     236,781       349,364
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .     223,500       188,400
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      97,485        94,010
                                                                      -----------  -----------

Total current assets . . . . . . . . . . . . . . . . . . . . . . . .   7,356,711     8,618,746

Property and equipment, net. . . . . . . . . . . . . . . . . . . . .   1,290,113     1,407,118
Computer software costs, net . . . . . . . . . . . . . . . . . . . .      37,548        54,484
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     177,532       141,709
                                                                      -----------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $8,861,904   $10,222,057
                                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Related party debt . . . . . . . . . . . . . . . . . . . . . . . . .  $  600,000   $ 1,375,000
Accounts payable and accrued liabilities . . . . . . . . . . . . . .   4,491,739     5,199,187
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .     361,912       203,900
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .     782,696     1,130,375
                                                                      -----------  -----------

Total current liabilities. . . . . . . . . . . . . . . . . . . . . .   6,236,347     7,908,462
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .     125,900       121,900
                                                                      -----------  -----------

Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .   6,362,247     8,030,362
                                                                      -----------  -----------
Commitments
Stockholders' Equity:
Preferred Stock, no par value, 10,000,000 shares authorized; . . . .           -             -
   none issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
        1,684,934 issued and 1,415,833 and 1,376,828 outstanding,
        respectively . . . . . . . . . . . . . . . . . . . . . . . .     956,731       665,125
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .   2,354,626     2,191,695
                                                                      -----------  -----------
                                                                       3,311,357     2,856,820

Less: Treasury stock,  269,101 and 178,106  shares, at cost. . . . .    (811,700)     (665,125)
                                                                      -----------  -----------

Total stockholders' equity                                             2,499,657     2,191,695
                                                                      -----------  -----------

Total liabilities and stockholders' equity . . . . . . . . . . . . .  $8,861,904   $10,222,057
                                                                      ===========  ===========

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For the three months ended February 28, 2001 and February 29, 2000 (unaudited)


                                                   2001         2000
                                                -----------  -----------

Sales, net . . . . . . . . . . . . . . . . . .  $6,119,019   $7,022,543
Cost of sales. . . . . . . . . . . . . . . . .   2,837,878    3,626,409
                                                -----------  -----------
Gross profit . . . . . . . . . . . . . . . . .   3,281,141    3,396,134
General and administrative expenses. . . . . .   2,733,682    3,172,828
                                                -----------  -----------
Operating income . . . . . . . . . . . . . . .     547,459      223,306
                                                -----------  -----------
Other income (expense):
Interest income. . . . . . . . . . . . . . . .      11,614      224,767
Interest expense . . . . . . . . . . . . . . .     (18,025)           -
Other (expense) income . . . . . . . . . . . .      (1,042)     145,189
                                                -----------  -----------
                                                    (7,453)     369,956
                                                -----------  -----------
Income before provision for income taxes . . .     540,006      593,262
Provision for income taxes . . . . . . . . . .     230,500      215,600
                                                -----------  -----------
Net income . . . . . . . . . . . . . . . . . .     309,506      377,662

Other comprehensive (loss) income, net of tax
Reclass of holding gains realized during
       period and included in income statement           -      (66,120)
                                                -----------  -----------

Comprehensive income . . . . . . . . . . . . .  $  309,506   $  311,542
                                                ===========  ===========
Earnings per share
Basic. . . . . . . . . . . . . . . . . . . . .  $     0.23   $     0.10
Diluted. . . . . . . . . . . . . . . . . . . .  $     0.23   $     0.10
                                                ===========  ===========
Weighted average number of shares outstanding
Basic. . . . . . . . . . . . . . . . . . . . .   1,345,584    3,711,500
Diluted. . . . . . . . . . . . . . . . . . . .   1,349,307    3,829,204
                                                ===========  ===========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  three  months  ended February 28, 2001 and February 29, 2000  (unaudited)


                                                             2001          2000
                                                         ------------  ------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers. . . . . . . . . . . . . .  $ 7,093,569   $ 9,180,539
Cash paid to suppliers and employees. . . . . . . . . .   (6,225,625)   (7,715,316)
Interest paid . . . . . . . . . . . . . . . . . . . . .      (18,025)            -
Interest received . . . . . . . . . . . . . . . . . . .       11,614       386,137
Income taxes paid . . . . . . . . . . . . . . . . . . .            -        (6,261)
Income taxes received . . . . . . . . . . . . . . . . .        8,995             -
                                                         ------------  ------------

Net cash provided by operating activities                    870,528     1,845,099
                                                         ------------  ------------

Cash flows from investing activities:
Purchase of property and equipment. . . . . . . . . . .      (14,215)     (231,444)
Cash received from sale of fixed assets . . . . . . . .       30,198             -
Disbursements for notes receivable from related parties            -      (450,000)
Collection of notes receivable from related parties . .            -       150,000
Cash received from sale of investment securities. . . .            -    13,846,439
Purchase of investment securities . . . . . . . . . . .            -    (1,500,000)
                                                         ------------  ------------

Net cash provided by investing activities . . . . . . .       15,983    11,814,995
                                                         ------------  ------------

Cash flows from financing activities:
Purchases of treasury stock . . . . . . . . . . . . . .     (146,575)            -
Proceeds from debt - related parties. . . . . . . . . .      300,000             -
Repayment of debt - related parties . . . . . . . . . .   (1,075,000)            -
                                                         ------------  ------------
Net cash used in financing activities . . . . . . . . .     (921,575)            -
                                                         ------------  ------------

Net (decrease) increase in cash and cash equivalents. .      (35,064)   13,660,094

Cash and cash equivalents at beginning of period. . . .       41,434     2,157,701
                                                         ------------  ------------

Cash and cash equivalents at end of period. . . . . . .  $     6,370   $15,817,795
                                                         ============  ============


Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

During the three months ended February 28, 2001, the Company issued 130,000 shares of its common stock to Telesoft Recovery Corp. executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.


TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
For the three months ended February 28, 2001 and February 29, 2000 (unaudited)



                                               2001          2000
                                            -----------  ------------
Reconciliation of net income to net cash
    provided by operating activities:

Net income . . . . . . . . . . . . . . . .  $  309,506   $   377,662
                                            -----------  ------------

Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization. . . . . . .     116,916       166,886
Gain on sale of investment securities. . .           -      (145,189)
Loss on sale of fixed assets . . . . . . .       1,042             -
Stock compensation . . . . . . . . . . . .     145,031             -

Changes in assets and liabilities:
Accounts receivable, net . . . . . . . . .   1,109,655     2,164,080
Inventory. . . . . . . . . . . . . . . . .      43,308        46,590
Other current assets . . . . . . . . . . .      (3,475)      112,613
Deferred taxes, net. . . . . . . . . . . .     (31,100)       (7,400)
Other assets . . . . . . . . . . . . . . .     (35,823)        4,057
Accounts payable and accrued liabilities .    (707,448)   (1,153,388)
Deferred revenue . . . . . . . . . . . . .    (347,679)       62,449
Income taxes payable . . . . . . . . . . .     158,012             -
Income taxes receivable. . . . . . . . . .     112,583       216,739
                                            -----------  ------------
                                               561,022     1,467,437
                                            -----------  ------------

Net cash provided by operating activities.  $  870,528   $ 1,845,099
                                            ===========  ============



The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  three  month  periods  ended February 28, 2001 and February 29, 2000

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Basis  of  Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended November 30, 2000.

Principles  of  Consolidation

The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiaries Telesoft Acquisition Corp. and Telesoft Recovery Corp.

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

Additionally, the Company repurchased all 293,750 shares of common stock owned by Joseph Zerbib for $2,129,688. As of February 28, 2001, affiliates of the Company owned 695,837 shares or 54.1% of the outstanding common stock of the Company.

Expenses  incurred  related  to  the  tender  offer  were  $85,991.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
For  the  three  month  periods  ended February 28, 2001 and February 29, 2000

3.          STOCKHOLDERS'  EQUITY  (CONTINUED)

Treasury  Stock

During  the  three  months  ended  February  28, 2001, the Company repurchased
90,995  shares  of  its  common  stock  for  $146,575.

Common  Stock

During the three months ended February 28, 2001, the Company issued 130,000 shares of its common stock to TRC executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031. The Company has expensed the total amount of the stock issuance.

Common  Stock  Options

In February 2000, the Company granted 27,200 options to employees at an exercise price of $1.3125 per share, the fair market value of the underlying shares at the date of grant.

4.          RELATED  PARTY  DEBT

In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 on the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs are payable on May 31, 2001 and have an annual interest rate of 10%. Each loan is secured by the Company's assets. As of February 28, 2001, the outstanding balance on the loans aggregated $600,000. This financing was completed in order to satisfy the terms of the Company's self-tender offer of its common stock completed in fiscal 2000. Pursuant to a second amendment to their respective agreements in April 2001, each of the officers has agreed to extend $350,000 of their respective loans until August 31, 2001.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND    RESULTS    OF    OPERATIONS.


RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
(in thousands except  per  share  items)

                             Three  months  ended  February  28,  2001          Three  months  ended  February  29,  2000
                             -----------------------------------------          -----------------------------------------

                                       System    Custom     Recovery                       System   Custom    Recovery
                             STS       Sales     Billing    Services   Total    STS        Sales    Billing   Services    Total


Sales, net. . . . . . . . .  $ 3,882   $ 1,405   $     263  $     569  $ 6,119  $   4,792  $1,818   $    253  $     159   $7,022
Cost of sales . . . . . . .    2,469       367           2          -    2,838      3,287     333          6          -    3,626
                             --------  --------  ---------  ---------  -------  ---------  -------  --------  ----------  ------
Gross profit. . . . . . . .    1,413     1,038         261        569    3,281      1,505   1,485        247        159    3,396
                             --------  --------  ---------  ---------  -------  ---------  -------  --------  ----------  ------
General & administrative
   expenses:
General . . . . . . . . . .      693     1,264         118        384    2,459        950   1,472        224        233    2,879
Depreciation. . . . . . . .       28        12           3          1       44         47      39          5          -       91
Bad debt. . . . . . . . . .       77         -           -          -       77         69       9          -          -       78

Corporate allocations:
General . . . . . . . . . .       38        40           2          1       81         32      19          6          1       58
Depreciation. . . . . . . .       22        44           5          2       73         31      29          6          -       66
                             --------  --------  ---------  ---------  -------  ---------  -------  --------  ----------  ------
                                 858     1,360         128        388    2,734      1,129   1,568        241        234    3,172
                             --------  --------  ---------  ---------  -------  ---------  -------  --------  ----------  ------

Operating income (loss) . .      555      (322)        133        181      547        376     (83)         6        (75)     224
Other (expense) income. . .                                                 (7)                                              370
                                                                       -------                                            ------

Pretax income . . . . . . .                                                540                                               594

Income tax provision. . . .                                               (230)                                             (216)
                                                                       -------                                            ------

Net income. . . . . . . . .                                            $   310                                            $  378
                                                                       =======                                            ======

Diluted earnings per share.  							                                   $  0.23                                            $ 0.10
                                                                       =======                                            ======



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     Revenues decreased 12.9% to $6,119,019 for the three months ended February 28, 2001 compared to $7,022,543 for the three months ended February 29, 2000. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing Outsourcing Services (CBS) and Recovery Services.

     STS Program revenues were $3,882,567 for the three months ended February 28, 2001 compared to $4,791,533 for the three months ended February 29, 2000, a 19.0% decrease. This decrease was primarily due to market pressure from competing long-distance communications products including pre-paid cards, other calling cards, wireless services and the Internet. During fiscal 2000, the Company adjusted to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers. The impact of these new rates began during the fourth fiscal quarter (September-November), which represents the first three months of the 2000-2001 academic year. Revenues for the fourth quarter of fiscal 2000 were 23.2% lower than the fourth quarter of fiscal 1999. Historically, the calling patterns during September through November are indicative of calling patterns for the balance of the academic year. Based on this decline in revenue, the Company has reduced selling, general and administrative expenses, including a reduction in staff to adjust to the reduction in subscribers, traffic, and revenues.

      Revenues from System Sales and Maintenance were $1,404,505 for the three months ended February 28, 2001 compared to $1,818,220 for the three months ended February 29, 2000, a decrease of 22.8%. TelMaster sales and maintenance related revenues increased by $82,345, or 7.4%, to $1,191,300 for the three months ended February 28, 2001 compared to $1,108,955 for the year ended November 30, 1999. The increase in TelMaster revenues from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 was related to a $152,000 increase in revenues from the ongoing development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract, and offset by a $108,000 decrease in other TelMaster system sales.

     The DCS product revenues declined 52.5%, or $195,323, to $176,833 due to a decrease in demand for its text-based software. The Company expects this trend to continue. RATEX revenues declined 89.2%, or $300,737, to $36,372 for the three months ended February 28, 2001 compared to the three months ended February 29, 2000. In December 2000, the Company completed the sale of the RATEX division.

     For  the  three  months  ended  February  28, 2001 and February 29, 2000, revenues from Customized Billing Services were $263,245 and $253,685, respectively. While CBS revenues were relatively consistent, recurring revenues from CBS projects declined approximately $39,000, which was offset by setup fees of approximately $48,000 for new contracts.

      Revenues from Recovery Services, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 257.4%, or $409,597, to $568,702 for the three months ended February 28, 2001 from $159,105 for the three months ended February 29, 2000.


                                      Revenue for the three month period ended
                   February 28, 2001   February 29, 2000   February 28, 1999   February 28, 1998   February 28, 1997
                   ------------------  ------------------  ------------------  ------------------  ------------------

Telemanagement. .  $        1,191,300  $        1,108,955  $          717,672  $          444,788  $          212,236
DCS . . . . . . .             176,833             372,156             338,942             388,228             250,264
RATEX . . . . . .              36,372             337,109             331,582             495,448             158,215
                   ------------------  ------------------  ------------------  ------------------  ------------------
     System Sales           1,404,505           1,818,220           1,388,196           1,328,464             620,715
STS . . . . . . .           3,882,567           4,791,533           5,817,928           5,455,812           4,067,982
Custom Billing. .             263,245             253,685             545,005             242,502             167,894
Network Services.                   -                   -              51,468                   -                   -
Recovery Services             568,702             159,105                   -                   -                   -
                   ------------------  ------------------  ------------------  ------------------  ------------------
                   $        6,119,019  $        7,022,543  $        7,802,597  $        7,026,778  $        4,856,591
                   ==================  ==================  ==================  ==================  ==================


     Total gross profit decreased 3.4% to $3,281,141 for the three months ended February 28, 2001 compared to $3,396,134 for the three months ended February 29, 2000. Cost of goods sold was approximately 63.6% of STS revenues for the three months ended February 28, 2001, compared to 68.6% for the three months ended February 29, 2000. This decrease was primarily due to more favorable billing fee structures with the Company's university customers. The emphasis on more fixed fee structures positively contributed to the more moderate decrease in gross profits of 6% compared to the 19% decrease in revenues from this division. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 26% for the three months ended February 28, 2001, compared to 18% for three months ended February 29, 2000. This increase was due to a higher percentage of labor-driven revenues which have a higher cost of goods sold than materials-based revenues.

     General and administrative expenses decreased by 13.9%, or $439,146, in the first quarter of fiscal 2001 to $2,733,682 from $3,172,828 in the first quarter of fiscal 2000. This decrease was primarily due to a decrease in human resources borne from a cost cutting effort implemented by the Company during the last two fiscal quarters of 2000 and the first fiscal quarter of 2001. Also contributing to the decrease was the decrease in human resource costs resulting from the sale of the RATEX division. The gain on the sale of RATEX was largely offset by a charge taken for the issuance of common stock to the TRC executives in lieu of cash compensation under their employment agreements. RATEX related expenses for the first quarter of fiscal 2001 and 2000 were $49,819 and $277,456, respectively. Recovery Services had operating expenses of $388,000 and $234,000 during the first quarter of fiscal 2001 and 2000, respectively. General and administrative expenses as a percentage of gross profit were 83.3% and 93.4% for the first quarter of fiscal 2001 and 2000, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems increase.

     The provision for income taxes was $230,500 and $215,600 for the three months ended February 28, 2001 and February 29, 2000, respectively. This represents 42.7% and 36.3% of income before provision for income taxes for
2001  and  2000,  respectively.    This  percentage  increase  was  partially
attributable to decreased interest from tax-free investments as well as a lower percentage of tax-free interest included in pretax income.

     Net income decreased to $309,506 for the first quarter of fiscal 2001 from $377,662 in the first quarter of fiscal 2000. This decrease was attributable to an approximate $213,000 decrease in pre-tax interest income in the first quarter of fiscal 2001 and a $145,189 pretax gain on the sale of investment securities in the first quarter of fiscal 2000. These decreases were offset by an approximate $179,000 increase in operating income from the STS product lines, reflecting the impact of cost cutting measures, and improved results from the Recovery Services division, which had operating income of approximately $181,000 for the first quarter of fiscal 2001 compared to an approximate $75,000 operating loss in the first quarter of fiscal 2000.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Accounts receivable decreased to $7,159,769 as of February 28, 2001 from $8,160,650 as of November 30, 2000 ($6,627,558 and $7,737,213, net of
allowance for uncollectibles as of February 28, 2001 and November 30, 2000, respectively). This decrease was primarily due to normal seasonal decline in STS revenues. STS revenues were approximately $3,882,000 and $5,473,000 for the first quarter of 2001 and the fourth quarter of 2000, respectively. This 29% decline was a slight improvement over the 32% decline from the fourth quarter of 1999 to the first quarter of fiscal 2000.

     Accounts payable and accrued liabilities decreased to $4,491,739 as of February 28, 2001 from $5,199,187 as of November 30, 2000. As of February 29, 2000, there was approximately $4,727,587 in accounts payable and accrued liabilities. This slight decrease was attributable to the decline in STS revenues, offset by increasing gross profit margins.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At February 28, 2001, the Company had cash and cash equivalents of $6,370. In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 at the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs are payable on May 31, 2001 and have an annual interest rate of 10%. As of February 28, 2001, the outstanding balance on the loans aggregated $600,000. Pursuant to a second amendment to their respective agreements in April 2001, each of the officers has agreed to extend $350,000 of their respective loans until August 31, 2001. The Company believes that cash flows from its business will allow it to service the interest payments the Company will incur on these loans. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

ITEM  3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.


At November 30, 2000 and February 28, 2001, the Company had no derivative financial instruments, other financial instruments, or long-term debt obligations.

                                   PART II
                               OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

     The Company is not involved as a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business, none of which, in the opinion of the Company's management, are individually or collectively material to the Company's business.

ITEM  2.    CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the quarter ended February 28, 2001, the Company made the following sales of unregistered securities:

                                                 Consideration Received                         If Option,
                                                 and Description of                             Warrant or
                                                 Underwriting or Other          Exemption       Convertible
                                                 Discount to Market             From            Security, Terms
Date of                             Number       Price Afforded to              Registration    of Exercise or
Sale          Title of Security     Sold         Purchasers                     Claimed         Conversion
-------       -------------------   -------      --------------------------     ------------    --------------------
2/13/01       Options to purchase   27,200       Options granted - no           4(2)            Exercisable for
              shares of common                   consideration received by                      five years from
              stock                              Company until exercise                         date of grant at
                                                                                                an exercise price
                                                                                                of $1.3125 per
                                                                                                share

-------       -------------------   -------      --------------------------     ------------    --------------------
2/13/01       Common Stock          130,000      Issued to TRC executives       4(2)            N/A
                                                 in connection with their
                                                 employment agreements


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to security holders through the solicitation of proxies or otherwise during the first quarter of fiscal 2001.

ITEM  5.    OTHER  INFORMATION

In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 on the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs are payable on May 31, 2001 and have an annual interest rate of 10%. Each loan is secured by the Company's assets. As of February 28, 2001, the outstanding balance on the loans aggregated $600,000. This financing was completed in order to satisfy the terms of the Company's self-tender offer of its common stock completed in fiscal 2000. Pursuant to a second amendment to their respective agreements in April 2001, each of the officers has agreed to extend $350,000 of their respective loans until August 31, 2001.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) NO.     DESCRIPTION                                         REFERENCE
    ---     -----------                                         ---------

    10.12   Form of Promissory Note between the Company and
            each of Michael Zerbib, Thierry Zerbib and Brian
            Loeb, dated April 3, 2000                           Filed herewith

    10.13   Form of Amendment to the Promissory Note dated
            April 3, 2000 between the  Company  and each of
            Michael Zerbib, Thierry Zerbib and Brian Loeb,
            dated May 24, 2000                                  Filed herewith

    10.14 Form of Second Amendment to the Promissory Note dated April 3, 2000, as amended on May 24, 2000, between the Company and each Michael Zerbib, Thierry Zerbib and Brian Loeb, dated April 9, 2001 Filed herewith

    11      Earnings per common and common equivalent shares    Filed herewith

(b) On February 26, 2001, the Company filed a Current Report on Form 8-K, dated February 14, 2001, to report a change in the Company's independent accountants.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TELESOFT  CORP.



     BY:       /s/   Michael  F.  Zerbib
             ------------------------------------
             Michael  F.  Zerbib
             Chief  Financial  Officer

DATED:    April  12,  2001




The following table reconciles the numerators and denominators of the basic and diluted earnings per share:


                                              THREE MONTHS ENDED
                                           FEBRUARY 28,  FEBRUARY 29,
                                                 2001       2000
                                              ---------  ---------
BASIC EARNINGS PER COMMON SHARE:
---------------------------------------------
NUMERATOR
Net earnings available to common shareholders    309,506    377,662
                                               =========  =========
DENOMINATOR
Weighted average number of shares outstanding  1,345,584  3,711,500
                                               =========  =========
PER SHARE AMOUNTS
Net earnings available to common shareholders       0.23       0.10
                                               =========  =========


DILUTED EARNINGS PER SHARE
---------------------------------------------
     NUMERATOR
Net earnings available to common shareholders    309,506    377,662
                                               =========  =========

     DENOMINATOR
Weighted average number of shares outstanding  1,345,584  3,711,500
Effect of dilutive securities:. . . . . . . .
Options and warrants. . . . . . . . . . . . .     27,200    418,100
Stock acquired with proceeds. . . . . . . . .    (23,477)  (300,396)
                                               ---------  ---------
Weighted average common shares and assumed. .  1,349,307   3,829,204
   conversions outstanding
                                               =========  =========

PER SHARE AMOUNTS
Net earnings available to common shareholders       0.23       0.10
                                               =========  =========