Form 10-Q
period 2001-05-31
TELESOFT CORP
filed 2001-06-13
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

                Yes  (X)                No  ( )




At June 8, 2001, the Registrant had outstanding 1,415,833 shares of common stock, no par value.

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
          Consolidated Balance Sheets as of May 31, 2001 and November 30, 2000             3

          Consolidated Statements of Operations and Consolidated Operations for the
               three and six month periods ended May 31, 2001 and 2000                     4

          Consolidated Statements of Cash Flows for the six month periods ended May
               31, 2001 and 2000                                                       5 - 6

          Notes to the Consolidated Financial Statements                               7 - 8

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                                        9 - 14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.                                                                    14

                                PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                             15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                                     15

ITEM 3.    DEFAULTS ON SENIOR SECURITIES.                                                 15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                           15

ITEM 5.    OTHER INFORMATION.                                                             16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                              17

                                   TELESOFT CORP. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

                                                                                       November 30,
                                                                       May 31, 2001        2000
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                             $     762,334   $      41,434
Accounts receivable, net of allowance for uncollectibles of $602,809 and $423,437 at May 31, 2001 and November 30, 2000,
    respectively                                                          5,599,643       7,737,213
Inventory                                                                   142,599         208,325
Income taxes receivable                                                       9,926         349,364
Deferred taxes                                                              253,200         188,400
Other                                                                       103,585          94,010
                                                                      -------------   --------------

                      Total current assets                                6,871,287       8,618,746

Property and equipment, net                                               1,196,491       1,407,118
Computer software costs, net                                                 25,032          54,484
Other                                                                       123,067         141,709
                                                                      -------------   --------------

                        Total assets                                  $   8,215,877   $  10,222,057
                                                                      =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Related party debt                                                    $     300,000   $   1,375,000
Accounts payable and accrued liabilities                                  4,111,907       5,199,187
Income taxes payable                                                        364,760         203,900
Deferred revenue                                                            608,990       1,130,375
                                                                      -------------   --------------

                      Total current liabilities                           5,385,657       7,908,462
Deferred taxes                                                              121,600         121,900
Other                                                                        29,507               -
                                                                      -------------   --------------

                        Total liabilities                                 5,536,764       8,030,362
                                                                      --------------  --------------
Commitments                                                                       -               -

Stockholders' Equity:
   Preferred stock, no par value, 10,000,000 shares authorized;
     none issued and outstanding                                                  -               -
   Common stock, no par value, 50,000,000 shares authorized;
     1,684,934 issued and 1,415,833 and 1,376,828 outstanding,
     respectively                                                           956,731         665,125
   Retained earnings                                                      2,534,082       2,191,695
                                                                      --------------  --------------

                                                                          3,490,813       2,856,820
Less: Treasury stock,  269,101 and 178,106  shares, at cost                (811,700)       (665,125)
                                                                      --------------  --------------

              Total stockholders' equity                                  2,679,113       2,191,695
                                                                      --------------  --------------

          Total liabilities and stockholders' equity                  $   8,215,877   $  10,222,057
                                                                      =============   ==============

The Accompanying Notes are an Integral Part of
The Consolidated Financial Statements.            3

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  OPERATIONS
For the three and six months ended May 31, 2001 and 2000 (unaudited)

                                                  Three Months Ended May  31,   Six Months Ended May 31,
                                                      2001         2000          2001           2000
                                                  ------------  ------------  ------------  ------------
Sales, net                                        $ 6,399,724   $ 6,484,553   $12,518,743   $13,507,096
Cost of sales                                       3,329,007     3,807,791     6,166,885     7,434,200
                                                  --------------------------  --------------------------
Gross profit                                        3,070,717     2,676,762     6,351,858     6,072,896
General and administrative expenses                 2,760,760     3,098,914     5,494,442     6,271,742
                                                  --------------------------  --------------------------
Operating income (loss)                               309,957      (422,152)      857,416      (198,846)
                                                  --------------------------  --------------------------
Other income (expense):
  Interest income                                       9,997       106,424        21,611       331,191
  Interest expense                                    (10,725)      (37,470)      (28,750)      (37,470)
  Other income                                          2,227           233         1,185       145,422
                                                  --------------------------  --------------------------
                                                        1,499        69,187        (5,954)      439,143
                                                  --------------------------  --------------------------
Income (loss) before provision for income taxes       311,456      (352,965)      851,462       240,297
Provision for income taxes                           (132,000)      130,100      (362,500)      (85,500)
                                                  --------------------------  --------------------------
Net income (loss)                                     179,456      (222,865)      488,962       154,797
Other comprehensive (loss) income, net of tax
  Reclass of holding gains realized during
     period and included in income statement                -             -             -       (66,120)
                                                  --------------------------  --------------------------
Comprehensive income (loss)                       $   179,456   $  (222,865)  $   488,962   $    88,677
                                                  ==========================  ==========================
Earnings (loss) per share
  Basic                                           $      0.13   $     (0.11)  $      0.35   $      0.05
  Diluted                                         $      0.13   $     (0.11)  $      0.35   $      0.05
Weighted average number of shares outstanding
  Basic                                             1,415,833     2,030,721     1,381,095     2,866,518
  Diluted                                           1,425,512     2,030,721     1,387,796     2,932,685

The Accompanying Notes are an Integral Part of
The Consolidated Financial Statements.            4

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  six  months  ended  May  31,  2001  and  2000  (unaudited)

                                                             2001           2000
                                                        -------------  -------------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Cash received from customers                          $ 13,936,497   $ 16,328,075
  Cash paid to suppliers and employees                   (12,070,055)   (15,106,207)
  Interest paid                                              (28,750)       (24,970)
  Interest received                                           21,611        492,561
  Income tax refund                                          216,391        592,496
  Income taxes paid                                         (143,693)      (148,447)
                                                        -------------  -------------

     Net cash provided by operating activities             1,932,001      2,133,508
                                                        -------------  -------------

Cash flows from investing activities:
  Purchase of property and equipment                         (34,768)      (424,188)
  Disbursements for notes receivable from related
     parties                                                       -       (450,000)
  Collection of notes receivable from related
     parties                                                       -        500,000
  Cash received from sale of fixed assets                     45,242              -
  Cash received from sale of investment securities                 -     13,846,439
  Purchase of investment securities                                -     (1,500,000)
                                                        -------------  -------------

     Net cash provided by investing activities                10,474     11,972,251
                                                        -------------  -------------

Cash flows from financing activities:
  Purchases of treasury stock                               (146,575)      (275,295)
  Proceeds from debt - related parties                       300,000      1,500,000
  Stock redemption                                        (1,375,000)   (17,384,768)
                                                        -------------  -------------

     Net cash used in financing activities                (1,221,575)   (16,160,063)
                                                        -------------  -------------

Net increase (decrease) in cash and cash equivalents         720,900     (2,054,304)

Cash and cash equivalents at beginning of period              41,434      2,157,701
                                                        -------------  -------------

Cash and cash equivalents at end of period              $    762,334   $    103,397
                                                        =============  =============

Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

During the six months ended May 31, 2001, the Company issued 130,000 shares of its common stock to Telesoft Recovery Corp. executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031.


The Accompanying Notes are an Integral Part of
the Consolidated Financial Statements.            5

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
For the six months ended May 31, 2001 and 2000 (unaudited)

                                                         2001          2000
                                                     ------------  ------------
Reconciliation of net income to net cash provided by operating activities:

Net income                                           $   488,962   $   154,797
                                                     ------------  ------------
Adjustments to reconcile net income to net
  cash provided (used) by operating activities
  from continuing operations:
    Depreciation and amortization                        231,832       334,231
    Gain on sale of investment securities                      -      (145,189)
    Gain on sale of fixed assets                          (2,227)            -
    Interest expense included with note payable                -        12,500
    Stock compensation                                   145,031             -

Changes in assets and liabilities:
    Accounts receivable, net                           2,137,570     2,875,023
    Inventory                                             65,726       (44,937)
    Other current assets                                  (9,575)      133,293
    Deferred taxes, net                                  (65,100)      (39,700)
    Other assets                                          18,642        19,247
    Accounts payable and accrued liabilities          (1,057,773)   (1,820,596)
    Deferred revenue                                    (521,385)       85,590
    Income taxes payable                                 160,860       149,840
    Income taxes receivable                              339,438       419,409
                                                     ------------  ------------

                                                       1,443,039     1,978,711
                                                     ------------  ------------

Net cash provided by operating activities            $ 1,932,001   $ 2,133,508
                                                     ============  ============


The Accompanying Notes are an Integral Part of
the  Consolidated  Financial  Statements.         6

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  six  month  periods  ended  May  31,  2001  and  2000

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments consisting of recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended November 30, 2000.

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

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
For  the  six  month  periods  ended  May  31,  2001  and  2000

3.   STOCKHOLDERS'  EQUITY  (CONTINUED)

     Treasury  Stock

     During the six months ended May 31, 2001, the Company repurchased 90,995 shares of its common stock for $146,575.

     Common  Stock

     During the six months ended May 31, 2001, the Company issued 130,000 shares of its common stock to TRC executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031. The Company has expensed the total amount of the stock issuance.

     Common  Stock  Options

     In February 2001, the Company granted 27,200 options to employees at an exercise price of $1.3125 per share, the fair market value of the underlying shares at the date of grant.


4.   RELATED  PARTY  DEBT:

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

     During the six months ended May 31, 2001 and May 31, 2000, interest expense in connection with these notes was $28,750 and $25,000, respectively. As of May 31, 2001, borrowings outstanding on the line of credit were $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS  BY  PRODUCT  LINE  FOR  THE  SIX  MONTHS  ENDED  MAY  31,  2001  AND  2000
(in  thousands  except  per  share  items)

                                    Six  months  ended  May  31,  2001               Six  months  ended  May  31,  2000
                             -----------------------------------------------  ------------------------------------------------
                                     System    Custom    Recovery                     System    Custom    Recovery
                             STS     Sales     Billing   Services   Total     STS     Sales     Billing   Services    Total
                             -------------------------------------------------------------------------------------------------
Sales, net                   $7,702  $ 3,203   $    447  $   1,167  $12,519   $9,729  $ 2,862   $    484  $     432   $13,507
Cost of sales                 5,337      828          2          -    6,167    6,939      485         10          -     7,434
                             ------  --------  --------  ---------  --------  ------  --------  --------  ----------  --------
Gross profit                  2,365    2,375        445      1,167    6,352    2,790    2,377        474        432     6,073
                             ------  --------  --------  ---------  --------  ------  --------  --------  ----------  --------
General & administrative
   expenses:
General                       1,408    2,429        244        816    4,897    1,841    2,958        416        456     5,671
Depreciation                     56       20          6          2       84       91       79         10          1       181
Bad debt                        197        -          -          -      197      140        -          -          -       140
Corporate allocations:
General                          79       84          3          2      168       70       41         12          3       126
Depreciation                     45       88         11          4      148       69       68         16          -       153
                             ------  --------  --------  ---------  --------  ------  --------  --------  ----------  --------
                              1,785    2,621        264        824    5,494    2,211    3,146        454        460     6,271
                             ------  --------  --------  ---------  --------  ------  --------  --------  ----------  --------

                                                                                                                (28)
Operating income (loss)         580     (246)       181        343      858      579     (769)        20                 (198)
Other (expense) income                                                   (6)                                              439
                                                                    --------                                          --------

Pretax income                                                           852                                               241

Income tax provision                                                   (363)                                              (86)
                                                                    --------                                          --------
Net income                                                          $   489                                           $   155
                                                                    ========                                          ========
Diluted earnings per share                                          $  0.35                                           $  0.05
                                                                    ========                                          ========


RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  MAY  31,  2001  AND  2000

     Revenues decreased by 7.3% to $12,518,743 for the six months ended May 31, 2001 compared to $13,507,096 for the six months ended May 31, 2000. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing
Outsourcing  Services  and  Recovery  Services.

     STS Program revenues were $7,702,411 for the six months ended May 31, 2001 compared to $9,728,487 for the six months ended May 31, 2000, a (20.8%) decrease. This decrease was primarily due to market pressure from competing long-distance communications products including pre-paid cards, other calling cards, wireless services and the Internet. During fiscal 2000, the Company adjusted to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers. The impact of these new rates began during the fourth fiscal quarter (September-November), which represents the first three months of the 2000-2001 academic year. Revenues for the fourth quarter of fiscal 2000 were 23.2% lower than the fourth quarter of fiscal 1999. Historically, the calling patterns during September through November are indicative of calling patterns for the balance of the academic year. Based on this decline in revenue, the Company has reduced selling, general and administrative expenses, including a reduction in staff to adjust to the reduction in subscribers, traffic, and revenues. We expect to have additional pressure on revenue in the 2001-2002 academic year, based on decreased long distance usage, and a decrease in customer base.

      Revenues from System Sales and Maintenance were $3,202,147 for the six months ended May 31, 2001 compared to $2,862,443 for the six months ended May 31, 2000, an increase of 11.9%. TelMaster sales and maintenance related revenues increased by $1,050,761, or 62.8%, to $2,724,453 for the six months ended May 31, 2001 compared to $1,673,692 for the six months ended May 31, 2000. The increase in TelMaster revenues from the first half of fiscal 2000 to the first half of fiscal 2001 included a $385,700 increase in revenues from the development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract, which was subsequently terminated.

     The DCS product revenues declined 27.8%, or $170,044, to $441,322, due to a decrease in demand for its text-based software. The Company expects this trend to continue. RATEX revenues declined 93.7%, or $541,013, to $36,372 for the six months ended May 31, 2001 compared to $577,385 for the six months ended May 31, 2000. In December 2000, the Company completed the sale of the RATEX division.

     For the six months ended May 31, 2001 and 2000, revenues from Customized Billing Services were approximately $447,000 and $484,000, respectively.

      Revenues from Recovery Services, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 170.3%, or $735,097, to $1,166,838 for the six months ended May 31, 2001 from $431,741, for the six months ended May 31, 2000.

                       Revenue for the six-month period ended May 31,
                                 2001         2000         1999         1998         1997
                             -----------  -----------  -----------  -----------  -----------
Telemanagement               $ 2,724,453  $ 1,673,692  $ 1,311,235  $   854,140  $   705,326
DCS                              441,322      611,366      661,226      906,641      828,920
RATEX                             36,372      577,385      725,775      890,466      360,610
                             ---------------------------------------------------------------
    System Sales               3,202,147    2,862,443    2,698,236    2,651,247    1,894,856
STS                            7,702,411    9,728,487   11,390,479   11,011,644    8,268,643
Customized Billing Services      447,347      484,425      808,474      462,595      310,067
Network Services                       -            -      129,556            -            -
Recovery Services              1,166,838      431,741          241            -            -
                             ---------------------------------------------------------------

                             $12,518,743  $13,507,096  $15,026,986  $14,125,486  $10,473,566
                             ===============================================================

     Total gross profit increased 4.6% or $278,962, to $6,351,858 for the six months ended May 31, 2001 compared to $6,072,896 for the six months ended May 31, 2000. Cost of goods sold was approximately 69.3% of STS revenues for the six months ended May 31, 2001, compared with 71.3% for the six months ended May 31, 2000. This decrease was primarily due to more favorable billing fee structures with the Company's university customers. The emphasis on more fixed fee structures positively contributed to the more moderate decrease in gross profits of 15.2% compared to the 21% decrease in revenues from this division. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 26% and 17% for the six months ended May 31, 2001 and 2000, respectively. This increase was due to a higher proportion of professional services-related revenue.

     General and administrative expenses decreased by 12.4%, or $777,300, for the six months ended May 31, 2001 to $5,494,442 from $6,271,742 for the six months ended May 31, 2000. This decrease was primarily due to a human resources cost-cutting effort implemented by the Company during the last two fiscal quarters of 2000 and the first fiscal quarter of 2001. Also contributing to the decrease was the decrease in human resource costs resulting from the sale of the RATEX division. The gain on the sale of RATEX was largely offset by a charge taken for the issuance of common stock to the TRC executives in lieu of cash compensation under their employment agreements. RATEX related expenses for the first half of fiscal 2001 and 2000 were approximately $50,000 and $534,000, respectively. Recovery Services had operating expenses of $824,000 and $460,000 during the first half of fiscal 2001 and 2000, respectively. General and administrative expenses as a percentage of gross profit were 86.5% and 103.3% for the first half of fiscal 2001 and 2000, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems and Recovery services increase.

     Other income and expense decreased to an expense of $5,954 for the first half of fiscal 2001 from income of $439,143 in the first half of fiscal 2000. This decrease was attributable to an approximate $310,000 decrease in pre-tax interest income in the first half of fiscal 2001 and a $145,189 pretax gain on the sale of investment securities in the first half of fiscal 2000. Interest expense for the six months ended May 31, 2001 and 2000 was $28,750 and $37,470, respectively.

     The provision for income taxes was $362,500 and $85,500 for the six months ended May 31, 2001 and 2000, respectively. This represents 42.6% and 35.6% of income before provision for income taxes for 2001 and 2000, respectively. This percentage increase was partially attributable to decreased interest from tax-free investments as well as a lower percentage of tax-free interest included in pretax income.

     Net income increased to $488,962 for the first half of fiscal 2001 from $154,797 in the first half of fiscal 2000. This increase was attributable to an approximate $523,000 decrease in operating loss from the System Sales division, reflecting the impact of cost cutting measures, and improved results from the Recovery Services division, which had operating income of approximately $343,000 for the first half of fiscal 2001 compared to an approximate $28,000 operating loss in the first half of fiscal 2000. These increases were offset by an approximate $309,000 decrease in pre-tax interest income in the first half of fiscal 2001 and a $145,189 pretax gain on the sale of investment securities in the first half of fiscal 2000.

RESULTS  OF  OPERATIONS  BY PRODUCT LINE FOR THE THREE MONTHS ENDED MAY 31, 2001
AND  2000  (in  thousands  except  per  share  items)

                              Three  months  ended  May  31,  2001           Three  months  ended  May  31,  2000
                         ---------------------------------------------  -----------------------------------------------
                                 System   Custom    Recovery                    System    Custom    Recovery
                         STS     Sales    Billing   Services   Total    STS     Sales     Billing   Services    Total
                         ----------------------------------------------------------------------------------------------
Sales, net               $3,820  $ 1,798  $    184  $     598  $6,400   $4,937  $ 1,044   $    231  $     273   $6,485
Cost of sales             2,868      461         -          -   3,329    3,652      152          4          -    3,808
                         ------  -------  --------  ---------  -------  ------  --------  --------  ----------  -------
Gross profit                952    1,337       184        598   3,071    1,285      892        227        273    2,677
                         ------  -------  --------  ---------  -------  ------  --------  --------  ----------  -------
General &
   administrative
   expenses:
General                     715    1,165       126        432   2,438      891    1,486        192        223    2,792
Depreciation                 28        8         3          1      40       44       31          5          1       81
Bad debt                    120        -         -          -     120       71        -          -          -       71
Corporate allocations:
General                      41       44         1          1      87       38       22          6          2       68
Depreciation                 23       44         6          2      75       38       39         10          -       87
                         ------  -------  --------  ---------  -------  ------  --------  --------  ----------  -------
                            927    1,261       136        436   2,760    1,082    1,578        213        226    3,099
                         ------  -------  --------  ---------  -------  ------  --------  --------  ----------  -------

Operating income (loss)      25       76        48        162     311      203     (686)        14         47     (422)
Other income                                                        1                                               69
                                                               -------                                          -------

Pretax income (loss)                                              312                                             (353)

Income tax provision                                             (133)                                             130
                                                               -------                                          -------
Net income (loss)                                              $  179                                            ($223)
                                                               =======                                          =======
Diluted earnings (loss)
 per share                                                     $ 0.13                                           ($0.11)
                                                               =======                                          =======

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MAY  31,  2001 AND 2000

     Revenues decreased by 1.3% to $6,399,724 for the three months ended May 31, 2001 compared to $6,484,553 for the three months ended May 31, 2000. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing
Outsourcing  Services  and  Recovery  Services.

     STS Program revenues were $3,819,844 for the three months ended May 31, 2001 compared to $4,936,954 for the three months ended May 31, 2000, a 22.6% decrease.

      Revenues from System Sales and Maintenance were $1,797,642 for the three months ended May 31, 2001 compared to $1,044,223 for the three months ended May 31, 2000, an increase of 72.2%. TelMaster sales and maintenance related revenues increased by $968,416, or 171.5%, to $1,533,153 for the three months ended May 31, 2001 compared to $564,737 for the three months ended May 31, 2000. The increase in TelMaster revenues from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 included a $233,400 increase in revenues from the development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract, which was subsequently terminated.

     The DCS product revenues increased 10.6%, or $25,279, to $264,489. For the three months ended May 31, 2000, RATEX revenues were $240,276. In December
2000,  the  Company  completed  the  sale  of  the  RATEX  division.

     For the three months ended May 31, 2001 and 2000, revenues from Customized Billing Services were approximately $184,000 and $230,000, respectively.

     Revenues from Recovery Services, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 119.4%, or $325,500, to $598,136 for the three months ended May 31, 2001 from $272,636 for the three months ended May 31, 2000.

                                  Revenue for the three-month period ended May 31,
                                2001        2000        1999        1998        1997
                             ----------  ----------  ----------  ----------  ----------
Telemanagement               $1,533,153  $  564,737  $  593,563  $  409,352  $  493,090
DCS                             264,489     239,210     322,284     518,413     578,656
RATEX                                 -     240,276     394,193     395,018     202,395
                             ----------------------------------------------------------
     System Sales             1,797,642   1,044,223   1,310,040   1,322,783   1,274,141

STS                           3,819,844   4,936,954   5,572,551   5,555,832   4,200,661
Customized Billing Services     184,102     230,740     263,469     220,093     142,173
Network Services                      -           -      78,088           -           -
Recovery Services               598,136     272,636         241           -           -
                             ----------------------------------------------------------

                             $6,399,724  $6,484,553  $7,224,389  $7,098,708  $5,616,975
                             ==========================================================

     Total gross profit increased 14.7%, or $393,955, to $3,070,717 for the three months ended May 31, 2001 compared to $2,676,762 for the three months ended May 31, 2000. Cost of goods sold was approximately 75% of STS revenues for the three months ended May 31, 2001, compared with 74% for the three months ended May 31, 2000. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 26% and 14% for the three months ended May 31, 2001 and 2000, respectively. This increase was due to a higher proportion of professional services-related revenue.

     General and administrative expenses decreased by 10.9%, or $338,154, for the three months ended May 31, 2001 to $2,760,760 from $3,098,914, for the three months ended May 31, 2000. This decrease was primarily due to a human resources cost cutting effort implemented by the Company during the last two fiscal quarters of 2000 and the first fiscal quarter of 2001. Also contributing to the decrease was the decrease in human resource costs resulting from the sale of the RATEX division. RATEX related expenses for the second quarter of fiscal 2000 were $256,000. Recovery Services had operating expenses of $436,000 and $226,000 during the second quarter of fiscal 2001 and 2000, respectively. General and administrative expenses as a percentage of gross profit were 89.9% and 115.8% for the second quarter of fiscal 2001 and 2000, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems and Recovery services increase.

     Other income decreased to $1,499 for the second quarter of fiscal 2001 from $69,187 in the second quarter of fiscal 2000. This decrease was attributable to an approximate $96,000 decrease in pre-tax interest income in the second quarter of fiscal 2001. Interest expense for the three months ended May 31, 2001 and 2000 was $10,725 and $37,470, respectively.

     The provision for income taxes was an expense of $132,000 and benefit of $130,100 for the three months ended May 31, 2001 and 2000, respectively. This represents 42.4% and 36.9% of income before provision for income taxes for 2001 and 2000, respectively.

     For the second quarter of fiscal 2001, the Company realized net income of $179,456 compared to a $222,865 net loss in the second quarter of fiscal 2000.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Accounts receivable decreased to $6,202,452 as of May 31, 2001 from $8,160,650 as of November 30, 2000 ($5,599,643 and $7,737,213, net of allowance for uncollectibles as of May 31, 2001 and November 30, 2000, respectively). This decrease was primarily due to normal seasonal decline in STS revenues. STS revenues were approximately $3,820,000 and $5,473,000 for the second quarter of 2001 and the fourth quarter of 2000, respectively.

     Accounts payable and accrued liabilities decreased to $4,111,907 as of May 31, 2001 from $5,199,187 as of November 30, 2000. As of May 31, 2000, there was
$4,060,379 in accounts payable and accrued liabilities. This slight decrease from May 31, 2001 to May 31, 2000 was attributable to the decline in STS revenues, offset by increasing gross profit margins.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At May 31, 2001, the Company had cash and cash equivalents of $762,334. In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 at the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs were payable on May 31, 2001 and had an annual interest rate of 10%. Pursuant to a second amendment to their respective agreements in April 2001, each of the officers has agreed to extend $350,000 of their respective loans until August 31, 2001. As of May 31, 2001, the outstanding balance on the loans aggregated $300,000. The Company believes that cash flows from its business will allow it to service the interest payments the Company will incur on these loans. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     At November 30, 2000 and May 31, 2001, the Company had no derivative Financial instruments, other financial instruments, or long-term debt obligations.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During  the  six  months  ended  May  31,  2001,  the  Company  made  the  following sales of unregistered  securities:
==================================================================================================
                                       CONSIDERATION  RECEIVED                     IF  OPTION,
                                        AND  DESCRIPTION  OF                       WARRANT  OR
                                        UNDERWRITING OR OTHER      EXEMPTION       CONVERTIBLE
                                          DISCOUNTS TO MARKET         FROM        SECURITY, TERMS
DATE OF                       NUMBER       PRICE AFFORDED TO      REGISTRATION    OF EXERCISE OR
 SALE    TITLE OF SECURITY     SOLD           PURCHASERS             CLAIMED        CONVERSION
=======  ===================  =======  =========================  =============  =================
2/13/01  Options to purchase   27,200  Options granted - no                4(2)  Exercisable for
            shares of common           consideration received by                 five years from
            stock                      Company until exercise                    date of grant at
                                                                                 an exercise price
                                                                                 of $1.3125 per
                                                                                 share
-------  -------------------  -------  -------------------------  -------------  -----------------
2/13/01    Common Stock       130,000  Issued to TRC executives            4(2)  N/A
                                       in connection with their
                                       employment agreements
-------  -------------------  -------  -------------------------  -------------  -----------------

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On May 18, 2001, the Company held its annual meeting of shareholders, at which the Company's shareholders considered the election of directors. Shareholders voted to elect Joseph W. Zerbib, Michael F. Zerbib, Thierry E. Zerbib, Brian H. Loeb, Cecile Silverman, Kalvan Swanky and Todd Belfer to serve as directors for the ensuing year and until their successors are elected and qualified. 771,892 shares were voted and 1,057 shares were withheld for each director.

ITEM  5.  OTHER  INFORMATION

     In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 on the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs were payable on May 31, 2001 and had an annual interest rate of 10%. Each loan is secured by the Company's assets. This financing was completed in order to satisfy the terms of the Company's self-tender offer of its common stock completed in fiscal 2000. Pursuant to a second amendment to their respective agreements in April 2001, each of the officers has agreed to extend $350,000 of their respective loans until August 31, 2001. As of May 31, 2001, the outstanding balance on the loans aggregated $300,000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  NO.     DESCRIPTION                                        REFERENCE
          ---     -----------                                        ---------

          10.12   Form of Promissory Note between the Company and          (1)
                  each of Michael Zerbib, Thierry Zerbib and Brian
                  Loeb, dated April 3, 2000

          10.13   Form of Amendment to the Promissory Note dated           (1)
                  April 3, 2000 between the Company and each of Michael Zerbib, Thierry Zerbib and Brian Loeb, dated May 24, 2000

          10.14   Form of Second Amendment to the Promissory Note          (1)
                  dated April 3, 2000, as amended on May 24, 2000, between the Company and each Michael Zerbib, Thierry Zerbib and Brian Loeb, dated April 9, 2001

             11   Earnings per common and common equivalent shares       Filed
                                                                      herewith

    (1)  Filed  with  Form  10-Q  for  the  quarter  ended  February  28,  2001

          (b) There were no reports on Form 8-K filed during the quarter ended May 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TELESOFT  CORP.



                                             BY:  /s/  Michael  F.  Zerbib
                                                --------------------------------
                                                Michael  F.  Zerbib
                                                Chief  Financial  Officer

DATED:  June 8, 2001