Form 10-Q
period 2001-08-31
TELESOFT CORP
filed 2001-10-09
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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

        Yes (X)            No ( )




At October 5, 2001, the Registrant had outstanding 1,415,833 shares of common stock, no par value.

                          PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

          Consolidated Balance Sheets as of August 31, 2001 and November 30, 2000         3

          Consolidated Statements of Operations and Consolidated Operations for the
              three and nine month periods ended August 31, 2001 and 2000                 4

          Consolidated Statements of Cash Flows for the nine month periods ended
              August 31, 2001 and 2000                                                  5 - 6

          Notes to the Consolidated Financial Statements                                7 - 8

ITEM  2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                                          9 - 14

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.                                                                   14

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS.                                                             15

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                     15

ITEM  3.  DEFAULTS ON SENIOR SECURITIES.                                                 15

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                           15

ITEM  5.  OTHER INFORMATION.                                                             16

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.                                              17

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEET


                                                                                       November 30,
                                                                      August 31, 2001      2000
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                              $     743,052   $    41,434
Accounts receivable, net of allowance for uncollectibles of $597,114 and $423,437 at August 31, 2001 and November 30, 2000,
    respectively                                                           4,341,738     7,737,213
Inventory                                                                    126,980       208,325
Income taxes receivable                                                       56,191       349,364
Deferred taxes                                                               268,700       188,400
Other                                                                        112,930        94,010
                                                                       --------------  ------------

                    Total current assets                                   5,649,591     8,618,746

Property and equipment, net                                                1,109,589     1,407,118
Computer software costs, net                                                  12,516        54,484
Other                                                                        122,341       141,709
                                                                       --------------  ------------

                         Total assets                                  $   6,894,037   $10,222,057
                                                                       ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Related party debt                                                     $     300,000   $ 1,375,000
Accounts payable and accrued liabilities                                   3,366,952     5,199,187
Income taxes payable                                                         159,033       203,900
Deferred revenue                                                             579,533     1,130,375
                                                                       --------------  ------------

                    Total current liabilities                              4,405,518     7,908,462

Deferred taxes                                                               123,800       121,900
                                                                       --------------  ------------

                         Total liabilities                                 4,529,318     8,030,362
                                                                       --------------  ------------
Commitments                                                                        -             -

Stockholders' Equity:
   Preferred stock, no par value, 10,000,000 shares authorized;
     none issued and outstanding                                                   -             -
   Common stock, no par value, 50,000,000 shares authorized;
     1,684,934 issued and 1,415,833 and 1,376,828 outstanding,
     respectively                                                            956,731       665,125
   Retained earnings                                                       2,219,688     2,191,695
                                                                       --------------  ------------
                                                                           3,176,419     2,856,820

Less: Treasury stock,  269,101 and 178,106  shares, at cost                 (811,700)     (665,125)
                                                                       --------------  ------------

                         Total stockholders' equity                        2,364,719     2,191,695
                                                                       --------------  ------------

                    Total liabilities and stockholders' equity         $   6,894,037   $10,222,057
                                                                       ==============  ============


The Accompanying Notes are an Integral Part of
the  Consolidated  Financial  Statements.         3

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
For the three and nine months ended August 31, 2001 and 2000 (unaudited)

                                                        Three  Months               Nine  Months
                                                       Ended August 31,           Ended August 31,
                                                     2001          2000          2001          2000
                                                  -----------  ------------  ------------  ------------
Sales, net                                        $2,867,114   $ 3,115,845   $15,385,857   $16,622,940
Cost of sales                                        765,826     1,055,098     6,932,711     8,489,297
                                                  -----------  ------------  ------------  ------------
Gross profit                                       2,101,288     2,060,747     8,453,146     8,133,643
General and administrative expenses                2,646,081     3,112,735     8,140,523     9,385,122
                                                  -----------  ------------  ------------  ------------
Operating income (loss)                             (544,793)   (1,051,988)      312,623    (1,251,479)
                                                  -----------  ------------  ------------  ------------
Other income (expense):
   Interest income                                    10,885         7,329        32,496       338,520
   Interest expense                                  (10,036)      (44,907)      (38,786)      (82,377)
   Other income                                           50       168,810         1,235       314,232
                                                  -----------  ------------  ------------  ------------
                                                         899       131,232        (5,055)      570,375
                                                  -----------  ------------  ------------
Income (loss) before provision for income taxes     (543,894)     (920,756)      307,568      (681,104)
Benefit (provision) for income taxes                 229,500       368,200      (133,000)      282,700
                                                  -----------  ------------  ------------  ------------
Net income (loss)                                   (314,394)     (552,556)      174,568      (398,404)
Other comprehensive (loss) income, net of tax
  Reclass of holding gains realized during
   period and included in income statement                 -             -             -       (66,120)
                                                  -----------  ------------  ------------  ------------
Comprehensive income (loss)                       $ (314,394)  $  (552,556)  $   174,568   $  (464,524)
                                                  ===========  ============  ============  ============
Earnings (loss) per share
   Basic                                          $    (0.22)  $     (0.40)  $      0.13   $     (0.17)
   Diluted                                        $    (0.22)  $     (0.40)  $      0.12   $     (0.17)

Weighted average number of shares outstanding
   Basic                                           1,415,833     1,377,728     1,392,758     2,371,002
   Diluted                                         1,415,833     1,377,728     1,400,632     2,371,002


The Accompanying Notes are an Integral Part of
the  Consolidated  Financial  Statements.         4

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For the nine months ended August 31, 2001 and 2000 (unaudited)


                                                          2001           2000
                                                      -------------  -------------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
   Cash received from customers                       $ 18,008,101   $ 21,295,595
   Cash paid to suppliers and employees                (16,110,274)   (20,918,240)
   Interest paid                                           (38,786)       (82,377)
   Interest received                                        32,496        499,890
   Income tax refund                                       220,043        598,707
   Income taxes paid                                      (183,137)      (149,309)
                                                      -------------  -------------

      Net cash provided by operating activities          1,928,443      1,244,266
                                                      -------------  -------------

Cash flows from investing activities:
   Purchase of property and equipment                      (49,684)      (476,404)
   Disbursements for notes receivable from related
     parties                                                     -       (450,000)
   Collection of notes receivable from related
     parties                                                     -        500,000
   Cash received from sale of fixed assets                  44,434              -
   Cash received from sale of investment securities              -     13,846,439
   Purchase of investment securities                             -     (1,500,000)
                                                      -------------  -------------

      Net cash provided by investing activities             (5,250)    11,920,035
                                                      -------------  -------------

Cash flows from financing activities:
   Purchases of treasury stock                            (146,575)      (296,475)
   Proceeds from debt - related parties                    300,000      2,500,000
   Repayment of debt - related parties                  (1,375,000)             -
   Stock redemption                                              -    (17,384,768)
                                                      -------------  -------------

      Net cash used in financing activities             (1,221,575)   (15,181,243)
                                                      -------------  -------------

Net increase (decrease) in cash and cash equivalents       701,618     (2,016,942)

Cash and cash equivalents at beginning of period            41,434      2,157,701
                                                      -------------  -------------

Cash and cash equivalents at end of period            $    743,052   $    140,759
                                                      =============  =============


Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended August 31, 2001, the Company issued 130,000 shares of its common stock to Telesoft Recovery Corp. executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031.


The Accompanying Notes are an Integral Part of
the  Consolidated  Financial  Statements.         5

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
For the nine months ended August 31, 2001 and 2000 (unaudited)


                                                     2001          2000
                                                 ------------  ------------
Reconciliation of net income to net cash
    provided by operating activities:

Net income                                       $   174,568   $  (398,404)
                                                 ------------  ------------

Adjustments to reconcile net income to net
  cash provided (used) by operating activities
  from continuing operations:
    Depreciation and amortization                    345,982       464,424
    Gain on sale of investment securities                  -      (145,189)
    Gain on sale of fixed assets                      (1,235)            -
    Stock compensation                               145,031             -

Changes in assets and liabilities:
    Accounts receivable, net                       3,395,475     4,465,728
    Inventory                                         81,345       (63,329)
    Other current assets                             (18,920)       50,549
    Deferred taxes, net                              (78,400)      (23,300)
    Other assets                                      19,368       (15,356)
    Accounts payable and accrued liabilities      (1,832,235)   (3,467,046)
    Deferred revenue                                (550,842)      186,191
    Income taxes payable                             (44,867)      110,089
    Income taxes receivable                          293,173        79,909
                                                 ------------  ------------

                                                   1,753,875     1,642,670
                                                 ------------  ------------

Net cash provided by operating activities        $ 1,928,443   $ 1,244,266
                                                =============  ============


The Accompanying Notes are an Integral Part of
the  Consolidated  Financial  Statements.         6

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For  the  nine  month  periods  ended  August  31,  2001  and  2000

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments consisting of recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended November 30, 2000.

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

     Additionally, the Company repurchased all 293,750 shares of common stock owned by Joseph Zerbib for $2,129,688. As of August 31, 2001, affiliates of the Company owned 695,837 shares or 54.1% of the outstanding common stock of the Company.

     Expenses  incurred  related  to  the  tender  offer  were  $85,991.

TELESOFT  CORP.  AND  SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine month periods ended August 31, 2001 and 2000

3.   STOCKHOLDERS'  EQUITY  (CONTINUED)

     Treasury  Stock

     During the nine months ended August 31, 2001, the Company repurchased 90,995 shares of its common stock for $146,575.

     Common  Stock

     During the nine months ended August 31, 2001, the Company issued 130,000 shares of its common stock to TRC executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031. The Company has expensed the total amount of the stock issuance.

     Common  Stock  Options

     In February 2001, the Company granted 27,200 options to employees at an exercise price of $1.3125 per share, the fair market value of the underlying shares at the date of grant.


4.   RELATED  PARTY  DEBT:

     In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 on the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs were payable on May 31, 2001 and had an annual interest rate of 10%. Each loan is secured by the Company's assets. This financing was completed in order to satisfy the terms of the Company's self-tender offer of its common stock completed in fiscal 2000. Pursuant to a second amendment to their respective agreements in April 2001, each of the officers agreed to extend $350,000 of their respective loans until August 31, 2001. Pursuant to a third amendment to their respective agreements in July 2001, each of the officers has agreed to extend their respective loans until November 30, 2001.

     During the nine months ended August 31, 2001 and 2000, interest expense in connection with these notes was $36,169 and $69,900, respectively. As of August 31, 2001, borrowings outstanding on the line of credit were $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
(in  thousands  except  per  share  items)

                                 Nine  months  ended  August  31,  2001            Nine  months  ended  August  31,  2000
                                 --------------------------------------            --------------------------------------
                                     System    Custom    Recovery                        System    Custom    Recovery
                             STS     Sales    Billing    Services    Total      STS      Sales     Billing   Services    Total
                           -------  --------  --------  ----------  --------  --------  --------  ---------  ---------  --------

Sales, net                 $8,249   $ 4,607   $    733  $   1,797   $15,386   $10,518   $ 4,540   $    730   $     835  $16,623
Cost of sales               5,821     1,107          5          -     6,933     7,635       822         32           -    8,489
                           -------  --------  --------  ----------  --------  --------  --------  ---------  ---------  --------
Gross profit                2,428     3,500        728      1,797     8,453     2,883     3,718        698         835    8,134
                           -------  --------  --------  ----------  --------  --------  --------  ---------  ---------  --------
General & administrative
   expenses:
General                     2,098     3,564        364      1,301     7,327     2,711     4,551        591         727    8,580
Depreciation                   84        28          9          3       124       127        97         14           1      239
Bad debt                      221         1          -          1       223       148         -          -           -      148
Corporate allocations:
General                       115       122          5          2       244       107        62         19           4      192
Depreciation                   66       133         17          6       222       101       100         25           -      226
                           -------  --------  --------  ----------  --------  --------  --------  ---------  ---------  --------
                            2,584     3,848        395      1,313     8,140     3,194     4,810        649         732    9,385
                           -------  --------  --------  ----------  --------  --------  --------  ---------  ---------  --------

Operating income (loss)      (156)     (348)       333        484       313      (311)   (1,092)        49         103   (1,251)

Other (expense) income                                                   (5)                                                570
                                                                    --------                                            --------

Pretax income (loss)                                                    308                                                (681)

Income tax (provision)
   benefit                                                             (133)                                                283
                                                                    --------                                            --------

Net income (loss)                                                   $   175                                             $  (398)
                                                                    ========                                            ========

Diluted earnings (loss)
   per share                                                        $  0.12                                             $ (0.17)
                                                                    ========                                            ========


RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  AUGUST 31, 2001 AND 2000

     Revenues decreased by 7.4% to $15,385,857 for the nine months ended August 31, 2001 compared to $16,622,940 for the nine months ended August 31, 2000. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing
Outsourcing  Services  and  Recovery  Services.

     STS Program revenues were $8,249,437 for the nine months ended August 31, 2001 compared to $10,517,725 for the nine months ended August 31, 2000, a 21.6% decrease. This decrease was primarily due to market pressure from competing long-distance communications products including pre-paid cards, other calling cards, wireless services and the Internet. During fiscal 2000, the Company adjusted to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers. The impact of these new rates began during the fourth fiscal quarter (September-November, 2000), which represents the first three months of the 2000-2001 academic year. Revenues for the fourth quarter of fiscal 2000 were 23.2% lower than the fourth quarter of fiscal 1999. Historically, the calling patterns during September through November are indicative of calling patterns for the balance of the academic year. Based on this decline in revenue, the Company has reduced selling, general and administrative expenses, including a reduction in staff to adjust to the reduction in subscribers, traffic, and revenues. We expect to have additional pressure on revenue in the 2001-2002 academic year, based on decreased long distance usage, and a decrease in customer base.

      Revenues from System Sales and Maintenance were $ 4,606,961 for the nine months ended August 31, 2001 compared to $4,540,000 for the nine months ended August 31, 2000. TelMaster sales and maintenance related revenues increased by $1,048,739, or 37.8%, to $3,823,969 for the nine months ended August 31, 2001 compared  to  $2,775,230  for  the  nine  months  ended  August  31,  2000.

     The DCS product revenues declined 16.6%, or $148,208, to $746,620, due to a decrease in demand for its text-based software. The Company expects this trend to continue. RATEX revenues declined 95.8%, or $833,190, to $36,372 for the nine months ended August 31, 2001 compared to $869,562 for the nine months ended August 31, 2000. In December 2000, the Company completed the sale of the RATEX division.

     For the nine months ended August 31, 2001 and 2000, revenues from Customized Billing Services were approximately $733,000 and $730,000, respectively.

      Revenues from Recovery Services, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 115.2%, or $961,822, to $1,796,853 for the nine months ended August 31, 2001 from $835,031 for the nine months ended August 31, 2000.

                        Revenue for the nine-month period ended August 31,
                                2001         2000         1999         1998         1997
                             -----------  -----------  -----------  -----------  -----------
Telemanagement               $ 3,823,969  $ 2,775,230  $ 2,157,208  $ 1,057,028  $   984,898
DCS                              746,620      894,828    1,040,532    1,223,142    1,392,374
RATEX                             36,372      869,562    1,717,340    2,101,899      826,413
                             -----------  -----------  -----------  -----------  -----------
    System Sales               4,606,961    4,539,620    4,915,080    4,382,069    3,203,685
STS                            8,249,437   10,517,725   12,689,765   12,252,518    9,229,288
Customized Billing Services      732,606      730,564    1,172,502      996,036      754,130
Network Services                       -            -      165,435            -            -
Recovery Services              1,796,853      835,031       50,014            -            -
                             -----------  -----------  -----------  -----------  -----------

                             $15,385,857  $16,622,940  $18,992,796  $17,630,623  $13,187,103
                             ===========  ===========  ===========  ===========  ===========

     Total gross profit increased 3.9% or $319,502, to $8,453,146 for the nine months ended August 31, 2001 compared to $8,133,643 for the nine months ended August 31, 2000. Cost of goods sold was approximately 70.6% of STS revenues for the nine months ended August 31, 2001, compared with 72.6% for the nine months ended August 31, 2000. This decrease was primarily due to more favorable billing fee structures with the Company's university customers. The emphasis on more fixed fee structures positively contributed to the more moderate decrease in gross profits of 15.8% compared to the 21.6% decrease in revenues from this division. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 24% and 18% for the nine months ended August 31, 2001 and 2000, respectively. This increase was due to a higher proportion of professional services-related revenue.

     General and administrative expenses decreased by 13.3%, or $1,244,599, for the nine months ended August 31, 2001 to $8,140,523 from $9,385,122 for the nine months ended August 31, 2000. This decrease was primarily due to a human resources cost-cutting effort implemented by the Company during the last two fiscal quarters of 2000 and the first fiscal quarter of 2001. Also contributing to the decrease was the decrease in human resource costs resulting from the sale of the RATEX division. The gain on the sale of RATEX was largely offset by a charge taken for the issuance of common stock to the TRC executives in lieu of cash compensation under their employment agreements. RATEX related expenses for the first three-quarters of fiscal 2001 and 2000 were approximately $50,000 and $765,000, respectively. Recovery Services had operating expenses of $1,313,000 and $732,000 during the first three-quarters of fiscal 2001 and 2000, respectively. General and administrative expenses as a percentage of gross profit were 96.3% and 115.4% for the first three-quarters of fiscal 2001 and 2000, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems and Recovery services increase.

     Other income and expense decreased to an expense of $5,005 for the first three-quarters of fiscal 2001 from income of $570,375 in the first three-quarters of fiscal 2000. This decrease was attributable to an approximate $306,000 decrease in pre-tax interest income in the first three-quarters of fiscal 2001 and a $145,189 pretax gain on the sale of investment securities in the first three-quarters of fiscal 2000. Interest expense for the nine months ended August 31, 2001 and 2000 was $38,786 and $82,378, respectively. Additionally, during the nine-months ended August 31, 2000, the Company realized a $168,782 return of premium on a key-person insurance policy.

     The provision for income taxes was $133,000 and a $282,700 benefit for the nine months ended August 31, 2001 and 2000, respectively. This represents 43.2% and 41.5% of income before provision for income taxes for 2001 and 2000, respectively. This percentage increase was partially attributable to decreased interest from tax-free investments as well as a lower percentage of tax-free interest included in pretax income.

     Net income increased to $174,568 for the first three-quarters of fiscal 2001 from a loss of $398,404 in the first three-quarters of fiscal 2000. This increase was attributable to an approximate $744,000 decrease in operating loss from the System Sales division, reflecting the impact of cost cutting measures, and improved results from the Recovery Services division, which had operating income of approximately $484,000 for the first three-quarters of fiscal 2001 compared to approximately $103,000 in the first three-quarters of fiscal 2000. These increases were offset by an approximate $575,000 decrease in other income from the first three-quarters of fiscal 2000 to the first three-quarters of fiscal 2001.

RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
  (in  thousands  except  per  share  items)

                             Three  months  ended  August  31,  2001         Three  months  ended  August  31,  2000
                             ---------------------------------------         ---------------------------------------
                                  System    Custom    Recovery                     System    Custom    Recovery
                          STS     Sales    Billing    Services    Total    STS     Sales    Billing    Services    Total
                         ------  --------  --------  ----------  -------  ------  --------  --------  ----------  --------

Sales, net               $ 547   $ 1,404   $    286  $     630   $2,867   $ 789   $ 1,678   $    246  $     403   $ 3,116
Cost of sales              484       279          3          -      766     696       337         22          -     1,055
                         ------  --------  --------  ----------  -------  ------  --------  --------  ----------  --------
Gross profit                63     1,125        283        630    2,101      93     1,341        224        403     2,061
                         ------  --------  --------  ----------  -------  ------  --------  --------  ----------  --------
General &
   administrative
   expenses:
General                    690     1,135        120        485    2,430     870     1,593        175        271     2,909
Depreciation                28         8          3          1       40      36        18          4          -        58
Bad debt                    24         1          -          1       26       8         -          -          -         8
Corporate allocations:
General                     36        38          2          -       76      37        21          7          1        66
Depreciation                21        45          6          2       74      32        32          9          -        73
                         ------  --------  --------  ----------  -------  ------  --------  --------  ----------  --------
                           799     1,227        131        489    2,646     983     1,664        195        272     3,114
                         ------  --------  --------  ----------  -------  ------  --------  --------  ----------  --------
Operating income (loss)   (736)     (102)       152        141     (545)   (890)     (323)        29        131    (1,053)

Other income                                                          1                                               131
                                                                 -------                                          --------

Pretax loss                                                        (544)                                             (922)

Income tax provision                                                230                                               369
                                                                 -------                                          --------

Net loss                                                          ($314)                                            ($553)
                                                                 =======                                          ========
Diluted earnings (loss)
   per share                                                     ($0.22)                                           ($0.40)
                                                                 =======                                          ========


RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED AUGUST 31, 2001 AND 2000

     Revenues decreased by 8% to $2,867,114 for the three months ended August 31, 2001 compared to $3,115,844 for the three months ended August 31, 2000. The Company's revenue is derived from four principal product lines and services: STS Outsourcing Programs (STS), System Sales and Maintenance, Customized Billing
Outsourcing  Services  and  Recovery  Services.

     STS Program revenues decreased 30.7% to $547,026 for the three months ended August 31, 2001 compared to $789,238 for the three months ended August 31, 2000. We expect this trend to continue throughout the balance of the 2001-2002 academic year.

      Revenues from System Sales and Maintenance were $1,404,814 for the three months ended August 31, 2001 compared to $1,677,177 for the three months ended August 31, 2000, a decrease of 16.2%. Revenues from TelMaster sales and maintenance were flat at $1,099,516 for the three months ended August 31, 2001 compared to $1,101,538 for the three months ended August 31, 2000. The change in TelMaster revenue mix from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 included a $368,632 decrease in revenues from the development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract, which was terminated during the second quarter of 2001.

     The DCS product revenues increased 7.7%, or $21,836, to $305,298. For the three months ended August 31, 2000, RATEX revenues were $292,177. In December 2000, the Company completed the sale of the RATEX division.

     For the three months ended August 31, 2001 and 2000, revenues from Customized Billing Services were approximately $285,000 and $246,000, respectively.

     Revenues from Recovery Services, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 56.2%, or $226,725, to $630,015 for the three months ended August 31, 2001 from $403,290 for the three months ended August 31, 2000.

                       Revenue for the three-month period ended August 31,
                                2001        2000        1999        1998        1997
                             ----------  ----------  ----------  ----------  ----------
Telemanagement               $1,099,516  $1,101,538  $  993,973  $  202,888  $  279,572
DCS                             305,298     283,462     379,306     316,500     563,454
RATEX                                 -     292,177     991,565   1,211,434     465,803
                             ----------  ----------  ----------  ----------  ----------

     System Sales             1,404,814   1,677,177   2,364,844   1,730,822   1,308,829
STS                             547,026     789,238   1,299,286   1,240,874     960,645
Customized Billing Services     285,259     246,139     216,028     533,441     444,063
Network Services                      -           -      35,879           -           -
Recovery Services               630,015     403,290      49,773           -           -
                             ----------  ----------  ----------  ----------  ----------

                             $2,867,114  $3,115,844  $3,965,810  $3,505,137  $2,713,537
                             ==========  ==========  ==========  ==========  ==========


     Total gross profit increased 2%, or $40,540, to $2,101,288 for the three months ended August 31, 2001 compared to $2,060,748 for the three months ended August 31, 2000. Cost of goods sold was approximately 88% of STS revenues for both the three months ended August 31, 2001 and the three months ended August 31, 2000. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 19.8% and 20% for the three months ended August 31, 2001 and 2000, respectively.

     General and administrative expenses decreased by 15%, or $466,654, for the three months ended August 31, 2001 to $2,646,081 from $3,112,735, for the three months ended August 31, 2000. This decrease was primarily due to a human resources cost cutting effort implemented during the last two fiscal quarters of 2000 and the first fiscal quarter of 2001. Also contributing to the decrease was the decrease in human resource costs resulting from the sale of the RATEX division. RATEX related expenses for the third quarter of fiscal 2000 were $232,000. Recovery Services had operating expenses of $489,000 and $272,000 during the third quarter of fiscal 2001 and 2000, respectively. General and administrative expenses as a percentage of gross profit were 125.9% and 151.1% for the third quarter of fiscal 2001 and 2000, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems and Recovery services increase.

     Other income decreased to $899 for the third quarter of fiscal 2001 from $131,230 in the third quarter of fiscal 2000. Interest expense for the three months ended August 31, 2001 and 2000 was $10,036 and $44,908, respectively.
Additionally, during the three-months ended August 31, 2000, the Company realized a $168,782 return of premium on a key-person insurance policy.

     The provision for income taxes was a benefit of $229,500 and $368,200 for the three months ended August 31, 2001 and 2000, respectively. This represents 42% and 40% of income before provision for income taxes for 2001 and 2000, respectively.

     For the third quarter of fiscal 2001, the Company realized a $314,394 net loss compared to a $552,557 net loss in the third quarter of fiscal 2000.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Accounts receivable decreased to $4,938,852 as of August 31, 2001 from $8,160,650 as of November 30, 2000 ($4,341,738 and $7,737,213, net of allowance for uncollectibles as of August 31, 2001 and November 30, 2000, respectively). This decrease was primarily due to normal seasonal decline in STS revenues. STS revenues were approximately $547,000 and $5,473,000 for the third quarter of 2001 and the fourth quarter of 2000, respectively.

     Accounts payable and accrued liabilities decreased to $3,366,952 as of August 31, 2001 from $5,199,187 as of November 30, 2000. As of August 31, 2000,
there was $2,413,929 in accounts payable and accrued liabilities. This increase from August 31, 2001 to August 31, 2000 was partially attributable to an increase in customer deposits on TelMaster system sales.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At August 31, 2001, the Company had cash and cash equivalents of $ 743,052. In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 at the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs were payable on May 31, 2001 and had an annual interest rate of 10%. Pursuant to a second amendment to their respective agreements in April 2001, each of the officers has agreed to extend $350,000 of their respective loans until August 31, 2001. Pursuant to a third amendment to their respective agreements in July 2001, each of the officers has agreed to extend their respective loans until November 30, 2001. As of August 31, 2001, the outstanding balance on the loans aggregated $300,000. The Company believes that cash flows from its business will allow it to service the interest payments the Company will incur on these loans. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

At November 30, 2000 and August 31, 2001, the Company had no derivative financial instruments, other financial instruments, or long-term debt obligations.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the nine months ended August 31, 2001, the Company made the following sales of unregistered securities:

                                        CONSIDERATION RECEIVED                      IF OPTION,
                                          AND DESCRIPTION OF                        WARRANT OR
                                         UNDERWRITING OR OTHER      EXEMPTION       CONVERTIBLE
                                          DISCOUNTS TO MARKET         FROM        SECURITY, TERMS
DATE OF                       NUMBER       PRICE AFFORDED TO      REGISTRATION    OF EXERCISE OR
 SALE    TITLE OF SECURITY     SOLD           PURCHASERS             CLAIMED        CONVERSION
-------  -------------------  -------  -------------------------  -------------  -----------------

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

ITEM  5.  OTHER  INFORMATION

     In April 2000, three of the Company's executive officers entered into an agreement with the Company, pursuant to which each of them agreed to make available to the Company up to $1,000,000 on the Company's request. In May 2000, each of their agreements was amended to increase the amount to $1,350,000. Draw downs were payable on May 31, 2001 and had an annual interest rate of 10%. Each loan is secured by the Company's assets. This financing was completed in order to satisfy the terms of the Company's self-tender offer of its common stock completed in fiscal 2000.
Pursuant to a second amendment to their respective agreements in April 2001, each of the officers has agreed to extend $350,000 of their respective loans until August 31, 2001. Pursuant to a third amendment to their respective agreements in July 2001, each of the officers has agreed to extend their respective loans until November 30, 2001. As of August 31, 2001, the outstanding balance on the loans aggregated $300,000.

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

     10.15  Form of Third Amendment to the Promissory Note        Filed herewith
            dated April 3, 2000, as amended on May 24, 2000 and
            April 9, 2001, between the Company and each Michael Zerbib, Thierry Zerbib and Brian Loeb, dated
            July 23, 2001

        11  Earnings per common and common equivalent shares      Filed herewith

(1)  Filed  with  Form  10-Q  for  the  quarter  ended  February  28,  2001

          (b) There were no reports on Form 8-K filed during the quarter ended August 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELESOFT  CORP.



                                    BY:     /s/    Michael  F.  Zerbib
                                       ----------------------------------------
                                       Michael  F.  Zerbib
                                       Chief Financial Officer

DATED:  October 5, 2001