Form 10-K
period 2001-11-30
TELESOFT CORP
filed 2002-02-27
CIK 944142

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 308-2100

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

      Title of Class                  Name of each exchange on which registered
      --------------                  -----------------------------------------
 COMMON STOCK, NO PAR VALUE                 PACIFIC STOCK EXCHANGE, INC.


      SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT : NONE

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES  X   NO
                                        ---

Indicate by check mark if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or  any  amendment  of  this  Form  10-K   X
                                          ---

     Registrant's revenues from continuing operations for its most recent fiscal year were $20,167,847.

As of February 22 2002, the number of shares of Common Stock outstanding was 1,415,833 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was $1,403,992.


================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Telesoft Corp. (the "Company" or "Telesoft") provides billing and customer care solutions to educational institutions, corporations and government agencies. The Company offers the following integrated hardware and proprietary software systems and services: the STS Outsourcing Program, Customized Billing Outsourcing Services, TelMaster Telemanagement System, Telesoft Recovery Services (TRS) and Distribution Control System.

HISTORICAL  HIGHLIGHTS

     The Company was incorporated in Arizona in May 1982. From 1982 to 1986, the Company focused primarily on its Distribution Control System product line. In 1986, the Company began to shift its focus to developing and marketing proprietary software and integrated systems to serve the long distance telecommunications and data management and call processing needs of the university and college market. In April 1996, the Company acquired Telesoft Acquisition Corp II, d.b.a. GoodNet ("GoodNet"), an Arizona-based internet service provider, to deploy a nationwide ATM network to sell high-speed connectivity to high-bandwidth users. In January 1998, the Company sold GoodNet to Winstar Communications, Inc. ("Winstar"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations". During fiscal 1999, the Company began redirecting its focus to the TelMaster Telemanagement System product. Also during fiscal 1999, the Company established a new division, Telesoft Recovery Services. This division assists large organizations in analyzing, recovering and optimizing their telecommunications expenditures. The Company's executive offices are located at 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012, and its telephone number is (602) 308-2100. The Company's website is located at www.telesoft.com.

PRODUCTS  AND  SERVICES

The Company's products and services are broken down as follows:


(1)  System  Sales  and  Maintenance
          (a)  TelMaster  Telemanagement  System
          (b)  Distribution  Control  System
          (c)  Software  and  Hardware  Recurring  Maintenance
(2)  Telesoft  Recovery  Services
(3)  STS  Outsourcing  Program
(4)  Customized  Billing  Outsourcing  Services

                          SYSTEM SALES AND MAINTENANCE

     The Company offers the following integrated hardware and proprietary software systems and services: the Telecommunications Management System, TelMaster and the Distribution Control System.

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

     TelMaster is Telesoft's third generation telemanagement system. Based on client server technology, this product was released in the fourth quarter of 1996. During fiscal 1999, the Company began developing a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services in connection with the long-term contract between Pacific Bell and MCI and the State of California to supply telecommunications services to state government agencies ("CALNET contract"). Since the CALNET contract between Pacific Bell, MCI and the State of California was terminated in April 2001 the Company is no longer developing this system.

     TelMaster Web is Telesoft's fourth generation telemanagement system, which was first released and implemented in March 2000. TelMaster Web is an integrated suite of products, including secured web based budget center reporting, enterprise directory and administration, trouble ticketing, change management, and a powerful ad-hoc reporting tool and scheduler. The products billed encompass all forms of telecommunication expenditures, including long distance, cellular, pagers and local calls.

     Invoice Processing System (IPS) is a TelMaster product that enables customers who utilize the program to quickly detect billing errors and realize immediate cost savings. This module-based system streamlines tracking, validating and processing large volumes of telecommunications invoices. IPS empowers businesses to manage their invoices effectively across locations with a customizable, adaptable and user-friendly tool.

     During 2001, TelMaster product implementations were initiated for 35 new customers including Delta Airlines, Compaq Computer Corporation, GE Financial Assurance, Johns Hopkins University, Wellpoint Health Networks, State of Wyoming, and White Sands Missile Range in conjunction with Harris Network Support.

     Distribution Control System. The Company has offered the DCS product since 1982. DCS is an automated control solution for the wholesale distribution industry. The Company includes extensive on-site training and maintenance services as part of its DCS package. The fully integrated software package has a modular design, which includes applications for sales order processing, inventory control, accounts receivable and sales analysis. DCS runs on the IBM RS6000 server family. DCSWEB is a newly introduced Java-based business-to-business software module. This fully integrated web offering provides electronic catalog publishing with real time inventory control and a flexible pricing shopping-cart system.

                           TELESOFT RECOVERY SERVICES

     During the second quarter of fiscal 1999, the Company hired two executives to run its Telesoft Recovery Services ("TRS") division headquartered in New Jersey. These individuals have 21 years of combined industry experience in two leading companies. The TRS division assists large organizations in analyzing, recovering and optimizing their telecommunications expenditures. TRS revenues are generated on a contingency basis, whereby fees are earned only when TRS customers obtain refunds or realize cost savings. The customers that generated the most TRS revenues during fiscal 2001 were Bank of New York, Ixnet, Telecheck, First Union, and North Shore LIJ Health System.

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

     Telesoft administers and operates its STS Program on a turnkey basis on 52 university and college campuses of various sizes, including Rutgers College, the University of Southern California, Fordham University and Long Island University.

     Telesoft also has sold the system, software and services required to administer the STS Program to approximately 75 campuses of various sizes nationwide, including Yale University, State University of New York at Oswego, Case Western Reserve University, the University of Oklahoma, Auburn University and Fairfield University. Once a sale is consummated, the Company maintains and services the hardware and software under renewable one-year maintenance contracts.

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

     In connection with its telemanagement system division, the Company competes with Peregrine Systems, Telco Research, Stonehouse Technologies, Inc., ISI Infortext and Pinnacle products, all of which provide telemanagement systems and services to the university, health care, government and general business markets.

     In connection with its recovery services division, the Company competes with Profit Recovery Group and Teldata Control Inc., both of which provide recovery services to the Fortune 1000 market.

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

MAJOR  CUSTOMERS  AND  SUPPLIERS

     Prior to December 1, 2000, one telecommunications company provided the Company with a significant portion of its long distance telecommunications services. For fiscal 2001 and 2000, multiple telecommunication companies provided long distance services to the Company, and, accordingly, there was no supplier that accounted for greater than 10% of the Company's expenses.

     During the fiscal years ended November 30, 2001, 2000 and 1999, the Company did not have any customers that accounted for greater than 10% of its revenues.

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

RESEARCH AND DEVELOPMENT

     The Company conducts an active and ongoing research and development program that focuses on developing new and improved software products, and particularly those that are compatible with or enhance existing programs. Research and development costs for the fiscal years ended November 30, 2001, 2000, and 1999 were $528,000, $1,168,000, and $1,424,000, respectively. These costs have been expensed during their respective fiscal years. Research and development costs have a current annual run-rate of approximately $609,000.

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

     In spite of these precautions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as trade secrets. However, the Company believes that due to the rapid pace of innovation within its industry, factors such as technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology. The Company believes that its products and technology do not infringe on any proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

     The Company has not obtained trademark or trade name registration on the use of the names "TelMaster," "TRS," "Student Telephone Services," "STS Service Bureau," "SunDial Program," "DCS" or "Sunbelt Business Computers." The Company is in the process of investigating the feasibility and protection that might be afforded by registration of these names, or as trademarks or trade names on a national, regional or local basis.

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

BACKLOG

     For the TelMaster and related products, backlog arises due to software customization and implementation, which may not be completed for several months after a sales contract is signed. As of November 30, 2001, systems sold, but not yet recognized as revenue, totaled approximately $1,230,000.

     Backlog is not material to any other segments of the Company's business since the Company ships and installs its software and systems promptly upon receipt of customers' orders. While the Company tends to experience higher installation activity on university campuses during the summer months for its STS division, it has not historically had problems installing its products and performing its services in a timely fashion.

EMPLOYEES

     As of February 22, 2002, the Company had 124 full-time employees, five of which are in executive positions, 16 are engaged in sales and marketing, 30 are in software development and support, 29 are in customer service and the balance are in various administrative and support positions. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

ITEM  2.  PROPERTIES.

     In January 1998, the Company signed a ten-year lease for approximately 30,000 square feet of office space in Phoenix, Arizona. The Company's obligations under the terms of this lease were approximately $452,000, $421,000, and $392,000 for the fiscal years ended November 30, 2001, 2000, and 1999, respectively.

     In July 1999, the Company entered into a lease for approximately 2,100 square feet of office space in Cranford, New Jersey, which housed its Telesoft Recovery Services operations. This lease expired in July 2001. The Company's obligations under the terms of this lease were approximately $25,000, $44,000 and $15,000 for fiscal 2001, 2000 and 1999, respectively.

     In June 2001, the Company entered into a lease for approximately 5,500 square feet of office space in Cranford, New Jersey, which houses its Telesoft Recovery Services operations. This lease expires in November 2002. The Company's obligation under the terms of this lease was approximately $68,000 for fiscal 2001. There were no obligations under this lease during fiscal 2000 and 1999.

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

YEAR ENDED NOVEMBER 30, 2001    HIGH     LOW
----------------------------  -------  -------

     First Quarter            $2.2500  $0.9375
     Second Quarter            6.0000   1.5800
     Third Quarter             2.4700   1.8600
     Fourth Quarter            2.4500   1.3100

YEAR ENDED NOVEMBER 30, 2000    HIGH     LOW
----------------------------  -------  -------

     First Quarter            $7.0000  $3.7500
     Second Quarter            6.7500   2.0000
     Third Quarter             2.6250   1.3125
     Fourth Quarter            1.7188   0.7500

     As of February 22, 2002, there were 379 holders of record of the Company's common stock. Although the Company has no limitations or restrictions on declaring dividends, the Company has not declared or paid dividends on its Common Stock and does not expect to declare or pay dividends in fiscal 2002.

RECENT  SALES  OF  UNREGISTERED  SHARES

     During the quarter ended November 30, 2001, the Company did not make any sales of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the financial statements of the Company which have been audited by Semple & Cooper, LLP, independent certified public accountants, for the years ended November 30, 2001 and 2000 and by BDO Seidman, LLP, independent certified public accountants, for the years ended November 30, 1999, 1998 and 1997. Such selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes set forth in Item 8 herein.

                                                            For the years ended November 30,
                                        ------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA (1):              2001           2000           1999           1998           1997
                                        ------------  -------------  -------------  -------------  -------------
   Net sales                            $20,167,847   $ 24,613,309   $ 29,377,592   $ 28,250,373   $ 22,593,450
   Cost of sales                         (8,799,831)   (12,826,565)   (16,780,838)   (18,033,402)   (14,330,388)
                                        ------------  -------------  -------------  -------------  -------------
   Gross profit                          11,368,016     11,786,744     12,596,754     10,216,971      8,263,062
   Income (loss) from operations            322,698       (629,250)     1,261,686      1,544,157        561,191
   Other income (expense)                    (6,327)       538,529        567,157        332,012        163,094
   Income (loss) from continuing
       operations                           174,001        (50,121)     1,249,043      1,089,578        402,985
   Diluted earnings (loss) per share-
       continuing operations            $      0.12   $      (0.02)  $       0.33   $       0.28   $       0.11
   Weighted average number of
       shares outstanding-diluted         1,406,278      2,123,879      3,832,067      3,888,033      3,802,874


                                                                  As of November 30,
                                        ------------------------------------------------------------------------

BALANCE SHEET DATA:                            2001           2000           1999           1998           1997
                                        ------------  -------------  -------------  -------------  -------------
   Cash and investments                 $   540,726   $     41,434   $ 14,425,071   $ 17,677,008   $  3,821,784
   Working capital                        1,353,643        710,284     18,452,329     16,970,488      4,080,013
   Total assets                           6,725,241     10,222,057     26,862,937     27,620,329     17,640,850
   Short-term debt                                -      1,375,000              -              -         90,523
   Long-term debt                                 -              -              -              -        371,551
   Total stockholders' equity             2,364,152      2,191,695     19,990,765     18,395,164      8,906,507

------------------------
     (1)  Figures reflect results from continuing operations.

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

BACKGROUND

     The Company began as a value-added reseller in the wholesale distribution of accounting software (Distribution Control System) in 1982. During the fiscal year ended November 30, 2001, the Company derived approximately 54% of its revenues from its STS Outsourcing Program. The balance of revenues were derived from hardware, software, maintenance and other services in the university, Fortune 1000, governmental and wholesale distribution markets.

     The Company has adapted to fast-paced market changes by shifting its resources from providing generic or general system hardware and software to providing a full range of services in its specialty niches. The Company is continuously developing new products and services to maintain and expand its market share.

     The core focus of the Company is its TelMaster software suite of modules and its recovery services division. Both segments are geared primarily to large entities including Fortune 1000 corporations, governmental agencies and educational institutions.

Results of Operations by Product Line for the Fiscal Years ended November 30, 2001 and 2000
(in  thousands  except  per  share  items)

                                           Year  ended  November  30,  2001              Year  ended  November  30,  2000
                                     -------------------------------------------  --------------------------------------------
                                     System                                       System
                                      Sales    TRS      STS      CBS     Total     Sales     TRS      STS      CBS     Total
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
Sales, net                           $6,007   $2,395  $10,884   $ 882   $20,168   $ 6,302   $1,360  $15,991  $  960   $24,613
Cost of sales                         1,398        -    7,397       5     8,800     1,332        -   11,440      54    12,826
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
Gross profit                          4,609    2,395    3,487     877    11,368     4,970    1,360    4,551     906    11,787
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
General & administrative
    expenses:
General                               4,757    1,760    2,822     476     9,815     6,048    1,027    3,486     722    11,283
Depreciation                             35        4      113      11       163       132        3      161      19       315
Bad debt                                  1        1      442       -       444        12        -      230       -       242
Corporate allocations:
General                                 159        5      149       7       320        87        6      151      27       271
Depreciation                            181        8       90      24       303       136        -      136      33       305
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
                                      5,133    1,778    3,616     518    11,045     6,415    1,036    4,164     801    12,416
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------

Operating income (loss)                (524)     617     (129)    359       323    (1,445)     324      387     105      (629)

Other income (expense)                                                       (7)                                          538
                                                                        --------                                       -------

Pretax income                                                               316                                           (91)

Income tax provision                                                       (142)                                           41
                                                                        --------                                       -------
Income (loss) from continuing
    operations                                                            $ 174                                        $  (50)
                                                                        ========                                       =======
Diluted earnings (loss) per share-
continuing operations
                                                                          $0.12                                        $(0.02)
                                                                        ========                                       =======

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 2000

     Revenues decreased to $20,167,847 for the fiscal year ended November 30, 2001, compared to $24,613,309 for the fiscal year ended November 30, 2000. The Company's revenue is derived from four principal product lines and services:
System Sales and Maintenance, TRS, STS Outsourcing Programs (STS) and Customized Billing Outsourcing Services.

     Revenues from System Sales and Maintenance were $6,006,768 for the fiscal year ended November 30, 2001 compared to $6,302,107 for the fiscal year ended November 30, 2000, a decrease of 4.7%. TelMaster sales and maintenance related revenues increased by $1,072,036, or 27.5%, to $4,966,652 for the fiscal year ended November 30, 2001 compared to $3,894,616 for the fiscal year ended
November 30, 2000. The increase in TelMaster revenues from fiscal 2000 to fiscal 2001 was related to a $1,524,000 increase in revenues from general TelMaster system sales, offset by a $329,500 decrease in revenues related to the CALNET contract, which was terminated in April 2001. Additionally, maintenance revenue decreased by $122,000 due to many customers transitioning from the Company's prior telemanagement software product to TelMaster. The Company anticipates that maintenance revenues for the TelMaster product may replace maintenance revenues lost from the prior contracts and revenues will return to prior levels. However, there can be no assurance that this will happen.

     The DCS product revenues declined 10.1%, or $112,762, to $1,003,744, due to a decrease in demand for its text-based software. The Company expects this trend to continue in fiscal 2002. In December 2000, the Company completed the sale of the RATEX division, and as a result, RATEX revenues declined 97.2%, or $1,254,613, to $36,372 for the fiscal year ended November 30, 2001 compared to $1,290,985 for the fiscal year ended November 30, 2000.

     Revenues from TRS, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 76%, or $1,034,532, to $2,394,996 for the year ended November 30, 2001 from $1,360,464 for the fiscal year ended November 30, 2000. We expect TRS revenues to continue to increase at a more moderate level.

     STS Program revenues were $10,884,348 for the fiscal year ended November 30, 2001 compared to $15,990,614 for the fiscal year ended November 30, 2000, a 31.9% decrease. This decrease was primarily due to market pressure from competing long-distance communications products, including calling cards, wireless services and the Internet. During fiscal 2000, the Company adjusted to these market pressures by lowering its retail rates and renegotiating its wholesale rates with its suppliers. Based on declining revenue, the Company has reduced selling, general and administrative expenses, including a reduction in staff to adjust to the reduction in subscribers, traffic and revenues. The Company expects STS Program revenues to decrease in the 2001-2002 and 2002-2003 academic year, based on decreases in long distance usage and its customer base.

     For the fiscal years ended November 30, 2001 and 2000, revenues from Customized Billing Outsourcing Services were $881,735 and $960,124, respectively. This decrease is primarily a result of lower billing volume for one of the Company's primary customers.

                      Fiscal Year Ended November 30,
REVENUE              2001         2000         1999         1998         1997
                  -----------  -----------  -----------  -----------  -----------
Telemanagement    $ 4,966,652  $ 3,894,616  $ 3,652,921  $ 1,526,959  $ 1,368,985
DCS                 1,003,744    1,116,506    1,393,617    1,606,088    1,684,631
RATEX                  36,372    1,290,985    2,809,994    2,436,686    1,143,864
System Sales        6,006,768    6,302,107    7,856,532    5,569,733    4,197,480
                  ---------------------------------------------------------------

STS                10,884,348   15,990,614   19,815,617   21,460,885   17,430,383
Custom Billing        881,735      960,124    1,404,230    1,219,755      965,587
TRS                 2,394,996    1,360,464      135,778            -            -
Network Services            -            -      165,435            -            -
                  ---------------------------------------------------------------
                  $20,167,847  $24,613,309  $29,377,592  $28,250,373  $22,593,450
                  ===============================================================


     Total gross profit decreased 3.6% to $11,368,016 for the fiscal year ended November 30, 2001 from $11,786,744 for the fiscal year ended November 30, 2000. Cost of goods sold was approximately 68.0% and 71.5% of STS revenues for the fiscal years ended November 30, 2001 and 2000, respectively. The increased emphasis on fixed fee structures resulted in a more moderate decrease in gross profits of 23.4% compared to the 31.9% decrease in revenues from this division. Cost of goods sold as a percentage of system sales and maintenance revenues were 23.3% and 21.1% for the fiscal years ended November 30, 2001 and 2000, respectively. This increase was due to a higher proportion of professional services-related revenue, which have a lower gross profit margin.

     General and administrative expenses decreased by 11.0%, or $1,370,676, in fiscal 2001 to $11,045,318 from $12,415,994 in fiscal 2000. This decrease was primarily due to a reduction in human resources and other cost-cutting efforts implemented by the Company during the last two fiscal quarters of 2000 and the first and fourth fiscal quarters of 2001. Also contributing to the decrease was the decrease in human resource costs resulting from the sale of the RATEX division. The $286,000 gain from the sale of RATEX was largely offset by a $290,000 charge taken for the issuance of common stock to the TRS executives in lieu of cash compensation under their employment agreements. RATEX related expenses for fiscal 2001 and 2000 were approximately $50,000 and $1,010,000, respectively. TRS had operating expenses of $1,778,183 and $1,036,676 during fiscal 2001 and 2000, respectively. The Company's general and administrative expenses as a percentage of gross profit were 97.2% and 105.3% for fiscal 2001 and 2000, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems and TRS increase.

     Other income decreased to $1,214 for fiscal 2001 from $319,406 for fiscal 2000. This decrease was attributable to the sale of 7,434 shares of common stock of Amdocs Ltd. for $296,439, through which the Company realized a $145,189 gain on the sale in fiscal 2000. Additionally during fiscal 2000, the Company realized a $168,782 return of premium on a key-person insurance policy.

     There was a $142,370 provision for income taxes for fiscal 2001 compared to a $40,600 benefit from income taxes for fiscal 2000.

     Fiscal 2001 resulted in net income of $174,001 compared to a net loss of $50,121 in fiscal 2000.

RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE FISCAL YEARS ENDED NOVEMBER 30, 2000 AND 1999
(in thousands except per share items)

                               Year ended November 30, 2000                   Year ended November 30, 1999
                         -----------------------------------------  -----------------------------------------------------
                         System                                     System                            Network
                          Sales     TRS      STS    CBS     Total    Sales   TRS      STS     CBS     Services    Total
                         -----------------------------------------  -----------------------------------------------------
Sales, net               $ 6,302   $1,360  $15,991  $960  $24,613   $7,857  $ 136   $19,816  $1,404  $     165   $29,378
Cost of sales              1,332        -   11,440    54   12,826    1,980      -    14,766      35          -    16,781
                         --------  ------  -------  ----  --------  ------  ------  -------  ------  ----------  --------
Gross profit               4,970    1,360    4,551   906   11,787    5,877    136     5,050   1,369        165    12,597
                         --------  ------  -------  ----  --------  ------  ------  -------  ------  ----------  --------
General &
administrative
   expenses:
General                    6,048    1,027    3,486   722   11,283    4,901    453     3,563   1,046        285    10,248
Depreciation                 132        3      161    19      315      137      -       160      21          -       318
Bad debt                      12        -      230     -      242        7      -       215      53          -       275
Corporate
  allocations:
General                       87        6      151    27      271       52      1       195      17          1       266
Depreciation                 136        -      136    33      305       99      -       101      23          5       228
                         --------  ------  -------  ----  --------  ------  ------  -------  ------  ----------  --------
                           6,415    1,036    4,164   801   12,416    5,196    454     4,234   1,160        291    11,335
                         --------  ------  -------  ----  --------  ------  ------  -------  ------  ----------  --------

Operating income (loss)   (1,445)     324     387    105     (629)     681   (318)      816     209       (126)    1,262
Other income                                                  538                                                    567
                                                          --------                                               --------

Pretax income                                                 (91)                                                 1,829
Income tax
   Provision                                                   41                                                   (580)
                                                          --------                                               --------

Income (loss)
  from continuing
  operations                                              $   (50)                                               $ 1,249
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
                                                          ========                                               ========

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000 COMPARED TO THE FISCAL YEAR ENDED NOVEMBER 30, 1999

     Revenues decreased to $24,613,309 for the fiscal year ended November 30, 2000, compared to $29,377,592 for the fiscal year ended November 30, 1999. The Company's revenue is derived from four principal product lines and services:
System Sales and Maintenance, TRS, STS Outsourcing Programs (STS) and Customized Billing Outsourcing Services. The Company's Network Services division, which began operations in December 1998, was discontinued in August 1999 due to unsatisfactory performance.

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

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Cash and cash equivalents increased to $540,726 at November 30, 2001 from $41,434 at November 30, 2000. During fiscal 2001, the Company used approximately $81,800 in cash to purchase property and equipment for its continuing operations compared to $598,000 during fiscal 2000. Additionally, the Company used $146,575 in cash to purchase treasury stock during fiscal 2001 compared to $298,061 during fiscal 2000.

     Accounts receivable decreased to $4,952,652 as of November 30, 2001 from $8,160,650 as of November 30, 2000 ($4,567,380 and $7,737,213, net of allowance for uncollectibles as of November 30, 2001 and 2000, respectively). This $3,207,998 decrease was primarily due to an approximate $3,208,000 decrease in overall revenues for the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000.

     Accounts payable and accrued liabilities decreased $2,414,066 to $2,696,839 as of November 30, 2001 from $5,110,905 as of November 30, 2000. This decrease was primarily due to an approximate $2,229,000 decrease in STS cost of sales from the fourth quarter of fiscal 2000 to the fourth quarter of fiscal 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At November 30, 2001, the Company's balance sheet reflected cash of $540,726. The Company believes that anticipated cash flows from its business will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for the disposal of a segment of a businessSFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 December 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of November 30, 2001, the Company has no derivative financial instruments, other financial instruments, or long-term debt obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary financial information are included herewith commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to the Company's directors and executive officers.

NAME                                      AGE  POSITION
----                                      ---  --------

Michael F. Zerbib (2) . . . . . . . . . .  35  President, Chief Executive Officer, Chief Financial
                                               Officer, Treasurer and Director

Joseph W. Zerbib. . . . . . . . . . . . .  66  Chairman of the Board of Directors

Thierry E. Zerbib . . . . . . . . . . . .  40  Vice President-Technologies, Secretary and Director
                                               Vice President and Director

Brian H. Loeb  . . . . . . . . . . .  . .  40

Cecile Silverman(1)(2). . . . . . . . . .  77  Director

Kalvan Swanky(1)(2) . . . . . . . . . . .  38  Director

Todd P. Belfer (1). . . . . . . . . . . .  34  Director

---------------------------------------------

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

     Brian H. Loeb has been Vice President since 1982 and a director of the Company since 1992.

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

     Todd P. Belfer has been a director of the Company since April 2001. Mr. Belfer has served as a director of Vitrix Inc. (OTCBB: VTTX) since April 1999, as chairman of the board of directors of Vitrix Inc. since November 1999, and as a director of its wholly-owned subsidiary since April 1996. Since February 1994, Mr. Belfer also has served as a director of M.D. Labs, Incorporated, a private Arizona-based company. Mr. Belfer also co-founded Employee Solutions, Inc. in May 1990, and served as its executive vice president and a director from 1991 to 1996. Mr. Belfer received a Bachelor of Science degree in Finance and Economics from the University of Arizona.

     Joseph W. Zerbib is the father of Thierry E. Zerbib and Michael F. Zerbib and the father-in-law of Brian H. Loeb. Accordingly, Thierry E. Zerbib and Michael F. Zerbib are brothers and Brian H. Loeb is the brother-in-law of Thierry E. Zerbib and Michael F. Zerbib.

BOARD  MEETINGS  AND  COMMITTEES

     During the fiscal year ended November 30, 2001, the Board of Directors held four meetings. All directors attended these meetings.

     Audit Committee. The Board of Directors maintains an Audit Committee, which currently is composed of Cecile Silverman, Kalvan Swanky and Todd Belfer. The responsibilities of the Audit Committee include, in addition to such other duties as the Board of Directors may specify, (i) receiving reports with respect to loss contingencies, the public disclosure or financial statement notation of which may be legally required, (ii) annually reviewing and examining those matters that relate to a financial and performance audit of the Company's stock option plans, (iii) recommending to the Board of Directors the selection, retention and termination of the Company's independent accountants, (iv) reviewing the professional services, proposed fees and independence of such accountants, and (v) providing for the periodic review and examination of management performance in selected aspects of corporate responsibility. The Audit Committee held three meetings during the fiscal year ended November 30, 2001.

     Compensation Committee. The Board of Directors maintains a Compensation Committee, which currently is composed of Cecile Silverman, Kalvan Swanky and Michael Zerbib. The responsibilities of the Compensation Committee include, in addition to such other duties as the Board of Directors may specify, (i) reviewing and recommending to the Board of Directors the salaries, compensation and benefits of the Company's executive officers and key employees, (ii) reviewing any related party transactions on an ongoing basis for potential conflicts of interest, and (iii) administering the Company's stock plans. The Compensation Committee held one meeting during the fiscal year ended November 30, 2001.

COMPENSATION  OF  DIRECTORS

     The members of the Board of Directors do not receive any cash compensation for serving as directors. However, the Company reimburses the independent directors for their reasonable out-of-pocket expenses in connection with their attendance at meetings. In April 1996, the Company granted immediately exercisable options to purchase 1,000 shares of Common Stock to each of Ms. Silverman and Mr. Swanky. The options were exercisable at a price of $4.75 per share through April 2001. In October 1996, the Company granted each of Ms. Silverman and Mr. Swanky immediately exercisable options to purchase 1,000 shares of Common Stock at a price of $3.00 per share through October 2001. In October 1997, the Company granted each of Ms. Silverman and Mr. Swanky immediately exercisable options to purchase 1,000 shares of Common Stock at a price of $2.9375 per share through October 2002. None of the options granted were pursuant to any stock option plan. During the year ended November 30, 2000, both Ms. Silverman and Mr. Swanky exercised 1,792 options, including 1,000 and 792 options with an exercise price $2.9375 and $3.00, respectively, in connection with the Company's self-tender offer. They each received $7,679 of net proceeds.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the fiscal year ended November 30, 2001.

ITEM  11.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation received by the chief executive officer and each additional executive officer whose compensation exceeded $100,000, paid to the named individuals for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 2001, 2000 and 1999.

                                                                       Long Term Compensation
                                                             ---------------------------------------
                                      Annual Compensation             Awards             Payouts
                                ---------------------------  ----------------------  ---------------
                                                     Other               Securities             All
                                                    Annual   Restricted  Underlying            Other
Name and                                            Compen-    Stock      Options/    LTIP    Compen-
Principal Position        Year   Salary    Bonus    sation     Awards       SARs     Payouts  sation
------------------------  ----  --------  --------  -------  ----------  ----------  -------  -------
Michael F. Zerbib (1)     2001  $ 44,000  $ 20,000      -0-         -0-         -0-      -0-      -0-
President, Chief          2000  $123,000       -0-      -0-         -0-         -0-      -0-      -0-
Executive Officer,        1999  $144,000       -0-      -0-         -0-         -0-      -0-      -0-
Chief Financial Officer
and Treasurer
------------------------  ----  --------  --------  -------  ----------  ----------  -------  -------
Thierry E. Zerbib         2001  $144,000  $ 20,000      -0-         -0-         -0-      -0-      -0-
Vice President -          2000  $182,000       -0-      -0-         -0-         -0-      -0-      -0-
Technologies and          1999  $154,000       -0-      -0-         -0-         -0-      -0-      -0-
Secretary
------------------------  ----  --------  --------  -------  ----------  ----------  -------  -------
Brian H. Loeb             2001  $ 99,000  $ 20,000      -0-         -0-         -0-      -0-      -0-
Vice President -          2000  $129,000       -0-      -0-         -0-         -0-      -0-      -0-
Marketing, Sales and      1999  $144,000  $150,000      -0-         -0-         -0-      -0-      -0-
Operations
------------------------  ----  --------  --------  -------  ----------  ----------  -------  -------
Joseph W. Zerbib (2)      2001  $ 93,000  $ 20,000      -0-         -0-         -0-      -0-      -0-
Chairman of the Board     2000  $129,000       -0-      -0-         -0-         -0-      -0-      -0-
                          1999  $144,000  $150,000      -0-         -0-         -0-      -0-      -0-
------------------------  ----  --------  --------  -------  ----------  ----------  -------  -------

(1) Michael Zerbib acted as Chief Financial Officer and Treasurer until February 1, 2000. Since February 1, 2000, he has served as President, Chief Executive Officer, Chief Financial Officer and Treasurer.

(2) Joseph Zerbib acted as President and Chairman of the Board until February 1, 2000. Since February 1, 2000, he has served as Chairman of the Board.

     The executive officers of the Company named above routinely receive other benefits from the Company, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the years ended November 30, 2001, 2000 and 1999 did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to any named individual.

OPTION  GRANTS  AND  EXERCISES  IN  FISCAL  2001

     No options were granted to or exercised by the Company's executive officers during fiscal 2001.

STOCK  OPTION  PLANS

     1995 and 1996 Incentive Stock Option Plans. The Board of Directors adopted the 1995 Incentive Stock Option Plan ("1995 ISO Plan") on February 1, 1995 and the 1996 Incentive Stock Option Plan ("1996 ISO Plan") on April 15, 1996. The shareholders subsequently approved these plans. The terms and conditions of these plans are substantively similar. Each of the plans authorizes the Company to grant to key employees both nonqualified options and options intended to qualify as incentive options under Section 422 of the Internal Revenue Code. The plans are administered by the compensation committee, which has the authority to interpret their provisions, to establish and amend rules for their administration, to determine the types and amounts of awards to be made pursuant to the plans, subject to the plans' limitations, and to approve recommendations made by management of the Company as to who should receive awards. There are 264,000 shares authorized for grant under the 1995 ISO Plan. As of November 30, 2001, there were no common stock options outstanding under the 1995 ISO Plan. There are 260,000 shares authorized for grant under the 1996 ISO Plan. As of November 30, 2001, options to purchase 4,000 shares of common stock were outstanding under the 1996 ISO Plan. These options are held by certain employees of the Company at an exercise price of $5.875 per share.

     1997 Performance Equity Plan ("1997 Plan"). On October 2, 1997, the board of directors adopted the 1997 Plan. On May 15, 1998, the board of directors amended the 1997 Plan. The shareholders subsequently approved the 1997 Plan. The board of directors has authorized 1,000,000 shares for grant under the 1997 Plan. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1997 Plan. The 1997 Plan is administered by the compensation committee, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1997 Plan. As of November 30, 2001, options to purchase 136,719 shares of common stock were outstanding under the 1997 Plan. These options are held by certain employees of the Company at exercise prices ranging from $1.3125 to $4.875 per share.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of February 22, 2002, with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended November 30, 2001, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Exchange Act") based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission ("Commission"). Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner(1)
---------------------------------------------------------    Amount and Nature of    Percent
                                                            Beneficial Ownership(2)  of Class
                                                            -----------------------  ---------
Michael F. Zerbib . . . . . . . . . . . . . . . . . . . .           230,603            16.3%

Thierry E. Zerbib . . . . . . . . . . . . . . . . . . . .           232,617            16.4%

Brian H. Loeb . . . . . . . . . . . . . . . . . . . . . .           232,617            16.4%

Joseph W. Zerbib  . . . . . . . . . . . . . . . . . . . .              0                 *

Cecile Silverman  . . . . . . . . . . . . . . . . . . . .              0                 *
66 West State Avenue
Phoenix, Arizona  85021

Kalvan Swanky . . . . . . . . . . . . . . . . . . . . . .              0                 *
6634 East Calle Redondo
Scottsdale, Arizona  85251

Todd P. Belfer  . . . . . . . . . . . . . . . . . . . . .           6,975(3)             *
5450 East Arcadia Lane
Phoenix, Arizona  85018

Nicolas Zerbib  . . . . . . . . . . . . . . . . . . . . .           118,322             8.4%
20 Horseneck Lane
Greenwich, Connecticut  06830

Mark Gordon . . . . . . . . . . . . . . . . . . . . . . .         150,660(4)           10.9%

All executive officers and directors
as a group (seven persons)  . . . . . . . . . . . . . . .         702,812(5)           49.6%

----------------------------------
 *   Less  than  1%.

(1) Unless otherwise indicated, the address of each of the persons listed is c/o Telesoft Corp., 3443 North Central Avenue, Suite 1800, Phoenix, Arizona 85012.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from February 22, 2002 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of February 22, 2002, have been exercised.

(3) Represents shares of common stock owned by T.P.B. Investment Limited Partnership, an Arizona limited partnership of which Mr. Belfer is the general partner.

(4) Includes 57,270 shares of common stock issuable upon exercise of currently exercisable options.

(5) Includes those shares of common stock deemed to be included in the respective beneficial ownership of Michael F. Zerbib, Thierry E. Zerbib, Brian H. Loeb, Joseph W. Zerbib, Kalvan Swanky, Ms. Cecile Silverman and Todd Belfer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 2000, in connection with his retirement as the Company's President and Chief Executive Officer, Joseph Zerbib, who currently serves as the Company's Chairman of the Board, sold all of his 293,750 shares of the Company's common stock back to the Company at a price of $7.25 per share, for an aggregate of $2,129,688.

     In April 2000, the Company entered into an agreement with each of Michael Zerbib, Thierry Zerbib and Brian Loeb, pursuant to which each of them agreed to make available to the Company up to $1,000,000 at the Company's request. In May 2000, their agreements were amended to increase the amount to $1,350,000. Draw downs were payable on May 31, 2001 and had an annual interest rate of 10%. Each loan was secured by the Company's assets. Pursuant to a second amendment to their agreements in April 2001, each of the officers agreed to extend $350,000 of their loans until August 31, 2001. A third amendment to their agreements in July 2001 extended their loans until November 30, 2001. During the years ended November 30, 2001 and 2000, interest expense in connection with these notes was $41,089 and $115,754, respectively. As of November 30, 2001, there were no amounts outstanding under the notes and no interest was due thereon.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits

 NO.                                   DESCRIPTION                                            REFERENCE
-----                                  -----------                                            ---------

  3.1  Amended and Restated Articles of Incorporation of the Company dated April 13, 1995         (1)

  4.1  Form of Common Stock Certificate                                                           (1)

 10.1  1995 Incentive Stock Option Plan                                                           (1)

 10.2  1995 Restricted Stock Plan                                                                 (1)

 10.3  Asset Purchase Agreement between Telesoft Acquisition Corp., Uniquest                      (1)
       Incorporated and CSI Acquisition Corp. dated March 13, 1995

 10.8  Contract between the Company and the University of Delaware                                (1)

 10.9  1996 Incentive Stock Option Plan                                                           (2)

10.10  1996 Restricted Stock Plan                                                                 (2)

10.11  1997 Performance Equity Plan                                                               (3)

10.12  Form of Promissory Note between the Company and each of Michael Zerbib, Thierry            (4)
       Zerbib and Brian Loeb, dated April 3, 2000

10.13  Form of Amendment to the Promissory Note dated April 3, 2000 between the Company           (4)
       and each of Michael Zerbib, Thierry Zerbib and Brian Loeb, dated May 24, 2000

10.14  Form of Second Amendment to the Promissory Note dated April 3, 2000, as amended on         (4)
       May 24, 2000, between the Company and each Michael Zerbib, Thierry Zerbib and
       Brian Loeb, dated April 9, 2001

10.15  Form of Third Amendment to the Promissory Note dated April 3, 2000, as amended on          (5)
       May 24, 2000 and April 9, 2001, between the Company and each Michael Zerbib,
       Thierry Zerbib and Brian Loeb, dated July 23, 2001

   21  Subsidiaries of Registrant                                                                  *

      *      Filed  herewith
     (1)     Filed  with Registration Statement No. 33-91234-LA, dated
             June 30, 1995.
     (2)     Filed  with  Form  10-KSB/A  for the fiscal year ended
             November 30, 1996
     (3)     Filed with Definitive Proxy Statement dated June 16, 1998
     (4)     Filed with Form  10-Q for the quarter ended May 31, 2001
     (5)     Filed with Form  10-Q for the quarter ended August 31, 2001

(b)   Financial Statement Schedules

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS.

Years ended November 30, 2001, 2000 and 1999

                                         BALANCE AT    CHARGED TO  WRITE-OFFS   BALANCE AT
                                        BEGINNING OF   COSTS AND     NET OF     END OF THE
                                          THE YEAR      EXPENSES   RECOVERIES      YEAR
                                        -------------  ----------  -----------  -----------
Allowance for doubtful accounts:
      2001                              $     423,437     443,547    (481,712)  $   385,272
      2000                              $     452,601     242,359    (271,523)  $   423,437
      1999                              $     502,095     275,194    (324,688)  $   452,601

(c)  Reports  on  Form  8-K

     There were no Current Reports on Form 8-K filed during the quarter ended November 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TELESOFT CORP.


Dated:  February 25, 2002        By  /s/  Michael F. Zerbib
                                   -------------------------------------
                                   Michael F. Zerbib,
                                   President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature  and  Title                                               Date
---------------------                                               ----


/s/ Michael F. Zerbib                                          February 25, 2002
-------------------------------------------------------
Michael F. Zerbib, President, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director (and
principal accounting officer)

/s/ Joseph W. Zerbib                                           February 25, 2002
-------------------------------------------------------
Joseph W. Zerbib, Chairman of the Board of Directors

/s/ Thierry E. Zerbib                                          February 25, 2002
-------------------------------------------------------
Thierry E. Zerbib, Vice President - Technologies,
Secretary and Director

/s/ Brian H. Loeb                                              February 25, 2002
-------------------------------------------------------
Brian H. Loeb, Vice President and Director

/s/ Cecile Silverman                                           February 25, 2002
-------------------------------------------------------
Cecile Silverman, Director

/s/ Kalvan Swanky                                              February 25, 2002
-------------------------------------------------------
Kalvan Swanky, Director

/s/ Todd P. Belfer                                             February 25, 2002
-------------------------------------------------------
Todd P. Belfer, Director

TELESOFT  CORP.  AND  SUBSIDIARIES


INDEX  TO  THE  FINANCIAL  STATEMENTS


                                                                 PAGE

Report of Independent Certified Public Accountants             F-2 -  F-3

Consolidated Balance Sheets as of November 30, 2001 and
          2000                                                    F-4

Consolidated Statements of Operations for the years ended
     November 30, 2001, 2000 and 1999                          F-5 -  F-6

Consolidated Statements of Changes in Stockholders'
     Equity for the years ended November 30, 2001,
     2000 and 1999                                                F-7

Consolidated Statements of Cash Flows for the years ended      F-8 -  F-9
     November 30, 2001, 2000 and 1999

Notes to the Consolidated Financial Statements                F-10 - F-27

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS



The  Board  of  Directors  and  Stockholders
Telesoft  Corp.  and  Subsidiaries

We have audited the accompanying consolidated balance sheets of Telesoft Corp. and Subsidiaries as of November 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telesoft Corp. and Subsidiaries at November 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Semple & Cooper, L.L.P.


Phoenix, Arizona
 January 18, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The  Board  of  Directors  and  Stockholders
Telesoft  Corp.  and  Subsidiaries

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Telesoft Corp. and Subsidiaries for the year ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Telesoft Corp. and Subsidiaries for the year ended November 30, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO  Seidman,  LLP


Los  Angeles, California
January 14, 2000

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
NOVEMBER  30,  2001  AND  2000


ASSETS                                                                        2001        2000 (1)
                                                                           -----------  ------------

Cash and cash equivalents (Note 2)                                         $  540,726   $    41,434
Restricted cash (Note 4)                                                       19,390             -
Accounts receivable, net of allowance for uncollectibles of $385,272 and
 $423,437, respectively (Note 5)                                            4,567,380     7,737,213
Inventory (Note 6)                                                             83,542       208,325
Income taxes receivable                                                       112,305       349,364
Deferred taxes (Note 10)                                                      173,400       188,400
Other                                                                         101,589        94,010
                                                                           -----------  ------------

          Total current assets                                              5,598,332     8,618,746

Property and equipment, net (Note 7)                                        1,032,860     1,407,118
Computer software costs, net (Note 8)                                               -        54,484
Other                                                                          94,049       141,709
                                                                           -----------  ------------

             Total assets                                                  $6,725,241   $10,222,057
                                                                           ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Related party debt (Note 13)                                               $        -   $ 1,375,000
Accounts payable and accrued liabilities                                    2,696,839     5,110,905
Accrued compensation                                                          307,291        19,012
Customer deposits                                                             473,255        69,270
Income taxes payable                                                          127,519       203,900
Deferred revenue                                                              639,785     1,130,375
                                                                           -----------  ------------
Total current liabilities                                                   4,244,689     7,908,462

Deferred taxes (Note 10)                                                      116,400       121,900

          Total liabilities                                                 4,361,089     8,030,362
                                                                           -----------  ------------
Commitments and contingencies (Notes 12, 14, 15 and 16)
Stockholders' equity: (Note 11)
Preferred stock, no par value, 10,000,000 shares authorized; none
    issued and outstanding                                                          -             -
Common stock, no par value, 50,000,000 shares authorized;
    1,684,934 issued and 1,415,833 and 1,376,828 outstanding,
respectively                                                                  956,731       665,125
Retained earnings                                                           2,219,121     2,191,695
                                                                           -----------  ------------
                                                                            3,175,852     2,856,820
Less: Treasury stock, 269,101 and 178,106  shares, at cost                   (811,700)     (665,125)
                                                                           -----------  ------------
Total stockholders' equity                                                  2,364,152     2,191,695
                                                                           -----------  ------------

Total liabilities and stockholders' equity                                 $6,725,241   $10,222,057
                                                                           ===========  ============

(1)  As  restated  for  comparative  purposes  only.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                         2001          2000          1999
                                                     ------------  ------------  ------------
Sales, net                                           $20,167,847   $24,613,309   $29,377,592
Cost of sales (Note 2)                                 8,799,831    12,826,565    16,780,838
                                                     ------------  ------------  ------------
Gross profit                                          11,368,016    11,786,744    12,596,754
General and administrative expenses (Note 17)         11,045,318    12,415,994    11,335,068
                                                     ------------  ------------  ------------
Operating income (loss)                                  322,698      (629,250)    1,261,686
                                                     ------------  ------------  ------------
Other income (expense):
Interest income                                           38,345       347,361       564,804
Interest expense                                         (45,886)     (128,238)         (270)
Other income                                               1,214       319,406         2,623
                                                     ------------  ------------  ------------

                                                          (6,327)      538,529       567,157
                                                     ------------  ------------  ------------
Income (loss) from continuing operations before          316,371       (90,721)    1,828,843
       (provision for) benefit from income taxes
(Provision for) benefit from income taxes (Note 10)     (142,370)       40,600      (579,800)
                                                     ------------  ------------  ------------
Income (loss) from continuing operations                 174,001       (50,121)    1,249,043

Discontinued operations (Note 18):
    Gain on disposal of GoodNet subsidiary (net of
         income taxes of $357,700 in 1999)                     -             -       549,309
                                                     ------------  ------------  ------------

Net income (loss)                                        174,001       (50,121)    1,798,352

Other comprehensive (loss) income, net of tax
   Unrealized holding losses arising during period             -       (66,120)      (18,446)
                                                     ------------  ------------  ------------

Comprehensive income (loss)                          $   174,001   $  (116,241)  $ 1,779,906
                                                     ============  ============  ============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (CONTINUED)
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000, AND 1999

                                       2001        2000         1999
                                    ----------  -----------  ----------

Basic earnings (loss) per share
  Continuing operations             $     0.12  $    (0.02)  $     0.33
  Sale of discontinued operations            -           -         0.15
                                    -----------------------------------
  Net income (loss)                 $     0.12  $    (0.02)  $     0.48
                                    ===================================

Diluted earnings (loss) per share
  Continuing operations             $     0.12  $    (0.02)  $     0.33
  Sale of discontinued operations            -           -         0.14
                                    -----------------------------------
  Net income (loss)                 $     0.12  $    (0.02)  $     0.47
                                    ===================================

Weighted average number
   of shares outstanding
     - basic                         1,398,510   2,123,879    3,713,601
                                    ===================================
     - diluted                       1,406,278   2,123,879    3,832,067
                                    ===================================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


                                     Common  Stock
                               --------------------------                             Accumulated
                                Number of                               Additional       other                         Total
                                  shares                    Treasury     paid-in     comprehensive    Retained     stockholders'
                               outstanding      Amount       stock       capital        income        earnings        equity
                               ------------  ------------  ----------  ------------  -------------  -------------  -------------

Balance, November 30, 1998       3,748,500   $ 7,286,159   $(182,759)  $    80,069   $     84,566   $ 11,127,129   $ 18,395,164
Treasury stock acquired
  (Note 11)                        (37,000)            -    (184,305)            -              -              -       (184,305)
Change in unrealized gain on
    investment securities                -             -           -             -        (18,446)             -        (18,446)

Net income                               -             -           -             -              -      1,798,352      1,798,352

                               ------------  ------------  ----------  ------------  -------------  -------------  -------------

Balance, November 30, 1999       3,711,500     7,286,159    (367,064)       80,069         66,120     12,925,481     19,990,765
Treasury stock acquired
  (Note 11)                       (102,106)            -    (298,061)            -              -              -       (298,061)
Common stock acquired           (2,232,566)   (6,621,034)          -       (80,069)             -    (10,683,665)   (17,384,768)
  from stock redeemed
  (Note 11)
Change in unrealized gain
  on investment securities               -             -           -             -        (66,120)             -        (66,120)

Net loss                                 -             -    (665,125)            -              -        (50,121)       (50,121)
                               ------------  ------------  ----------  ------------  -------------  -------------  -------------

Balance, November 30, 2000       1,376,828       665,125                         -              -      2,191,695      2,191,695
Treasury stock acquired
  (Note 11)                        (90,995)      146,575    (146,575)            -              -       (146,575)      (146,575)

Stock compensation                 130,000       145,031           -             -              -              -        145,031

Net income                               -             -           -             -              -        174,001        174,001

                               ------------  ------------  ----------  ------------  -------------  -------------  -------------
Balance, November 30, 2001       1,415,833   $   956,731   $(811,700)  $         -   $          -   $  2,219,121   $  2,364,152
                               ============  ============  ==========  ============  =============  =============  =============


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


                                                            2001           2000           1999
                                                        -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Cash received from customers                          $ 22,807,528   $ 26,489,044   $ 26,737,413
  Cash paid to suppliers and employees                   (20,770,715)   (24,938,451)   (28,989,264)
  Interest paid                                              (45,886)      (128,238)          (270)
  Interest received                                           38,345        508,731        506,597
  Income tax refund                                          214,480        598,947              -
  Income taxes paid                                         (186,672)      (148,785)      (817,965)
                                                        -------------------------------------------
    Net cash provided (used) by operating activities
       of continuing operations                            2,057,080      2,381,248     (2,563,489)
                                                        -------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                         (81,776)      (597,558)      (578,912)
  Cash received from sale of equipment                        45,563         11,433          7,653
  Disbursements for notes receivable from related
    parties                                                        -       (450,000)       (50,000)
  Collection of notes receivable                                   -        500,000        373,153
  Purchase of investment securities                                -     (1,500,000)    (6,616,250)
  Sale of investment securities                                    -     13,846,439      4,874,232
                                                        -------------------------------------------

    Net cash (used) provided by investing activities
       of continuing operations                              (36,213)    11,810,314     (1,990,124)
                                                        -------------------------------------------

Cash flows from financing activities:
  Purchases of treasury stock                               (146,575)      (298,061)      (184,305)
  Proceeds from debt - related parties                       300,000      2,825,000              -
  Repayment of debt - related parties                     (1,675,000)    (1,450,000)             -
  Stock redemption                                                 -    (17,384,768)             -
                                                        -------------------------------------------

    Net cash used in financing activities of
       continuing operations                              (1,521,575)   (16,307,829)      (184,305)
                                                        -------------------------------------------

Cash provided (used) by continuing operations                499,292     (2,116,267)    (4,737,918)

Cash used in discontinued operations, including income
  taxes paid in the amount of $844,600 in 1999                     -              -       (844,600)
                                                        -------------------------------------------

Net increase (decrease) in cash and cash equivalents         499,292     (2,116,267)    (5,582,518)

Cash and cash equivalents at beginning of fiscal year         41,434      2,157,701      7,740,219
                                                        -------------------------------------------

Cash and cash equivalents at end of fiscal year         $    540,726   $     41,434   $  2,157,701
                                                        ===========================================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT  CORP.  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


                                                        2001        2000(1)      1999(1)
                                                    ------------  -----------  ------------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities from
  continuing operations:

Net income (loss)                                   $   174,001   $  (50,121)  $ 1,798,352
                                                    ---------------------------------------
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities
  from continuing operations:

  Gain on sale of discontinued operations                     -            -      (549,309)
  Income taxes payable and deferred taxes
    related to sale of discontinued operations                -            -       486,900
  Depreciation and amortization                         466,169      619,660       545,590
  Gain on sale of fixed assets                           (1,214)      (5,224)       (2,516)
  Gain on sale of investment securities                       -     (145,189)            -
  Interest income included with note receivable               -            -        (2,294)
  Stock compensation                                    145,031            -             -

Changes in assets and liabilities:
  Restricted cash                                       (19,390)           -             -
  Accounts receivable                                 3,169,833    1,747,723    (2,551,847)
  Inventory                                             124,783      158,469       259,376
  Other current assets                                   (7,579)     157,764        38,853
  Deferred taxes                                          9,500       92,400      (115,200)
  Other assets                                           47,660      (30,986)      (20,675)
  Accounts payable and accrued liabilities           (2,414,066)    (475,326)   (2,174,351)
  Accrued compensation                                  288,279     (199,745)       75,811
  Customer deposits                                     403,985       (6,717)       70,931
  Deferred revenue                                     (490,590)     201,378       186,755
  Income taxes payable                                  (76,381)     203,900      (147,239)
  Income taxes receivable                               237,059      113,262      (462,626)
                                                    ---------------------------------------

                                                      1,883,079    2,431,369    (4,361,841)
                                                    ---------------------------------------

Net cash provided (used) by operating activities
  from continuing operations                        $ 2,057,080   $2,381,248   $(2,563,489)
                                                    =======================================


(1)  As restated for comparative purposes only.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Telesoft Corp. (the "Company" or "Telesoft"), an Arizona corporation, was incorporated on May 4, 1982. The Company provides four principal continuing product lines and services: long distance and telecommunications division, d.b.a. Student Telephone Services (STS); Customized Billing Outsourcing Services; computer software and hardware sales, d.b.a. Sunbelt Business Computers (SBC); and its telecommunications audit subsidiary, Telesoft Recovery Corp (TRC). The long distance and telecommunications division is primarily involved in long distance and telecommunication services to higher education institutions. The software and hardware division is primarily involved in the design, distribution, installation, and maintenance of computer hardware and software systems. The Company markets its products throughout the United States.

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

     LONG-LIVED  ASSETS

     Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted SFAS 121 during the year ended November 30, 1997. The Company does not believe any assets are impaired as of November 30, 2001.

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

     REVENUE  RECOGNITION

     The Company recognizes revenues as follows: Revenue from computer software sales is recognized upon delivery if no customization is necessary, and on the percentage-of-completion method if customization is needed, in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. The Company uses the contract phases completed to measure progress towards completion, each contract is divided into four distinct phases, each valued at 25% of the total contract. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Maintenance contract revenue is recognized ratably over the life of the contract. Revenue from telecommunication recovery services is recognized when the service has been performed and the customer has received their refund. Revenue from collection of long-distance charges is recognized as the charges are incurred. The Company accrues revenues from customers based upon actual usage as reported on billings received from long-distance carriers and estimates the amount of unbilled revenues based upon number of days in the billing cycle and past usage by customers. Revenue from customized billing outsourcing is recognized when services are completed.

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

     EARNINGS  (LOSS)  PER  SHARE

     Basic earnings (loss) per share of common stock were computed by dividing net earnings (loss) by the weighted average number of common shares.

     Diluted earnings (loss) per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

     ACCOUNTING  PRONOUNCEMENTS:

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for the disposal of a segment of a businessSFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 December 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its results of operations.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   CONCENTRATION  OF  CREDIT  RISK:

     The Company maintains cash balances at various financial institutions. The Federal Deposit Insurance Corporation insures deposits not in excess of $100,000 on deposit at each institution. At November 30, 2001, the Company had uninsured cash and cash equivalent bank balances of approximately $766,000.

     Suppliers

     Prior to December 1, 2000, one telecommunications company provided the Company with a significant portion of its long distance telecommunications services. For fiscal 2001 and 2000, multiple telecommunications companies provided long distance services to the Company and, accordingly, no supplier accounted for greater than 10% of the Company's expenses. For the fiscal year ended November 30, 1999, fees paid to this company totaled approximately $2,323,000. As of November 30, 2001, the outstanding amount due to this service provider was approximately $44,700.

     Customers

     During the years ended November 30, 2001, 2000 and 1999, the Company did not have any customers that accounted for greater than 10% of its revenues.


3.   Investment  Securities:

     As of November 30, 2001 and 2000, the Company had no investment securities.

     Investment  income  for  the  years ended November 30, 2001, 2000 and 1999:

                                                  2001      2000       1999
                                                -----------------------------
Interest income                                 $38,345  $347,361  $  564,804

Gross realized gains, included with continuing
  operations                                          -   145,189         107

Gross realized gains, included with
  discontinued  operations                            -         -     607,009
                                                -----------------------------
                                                $38,345  $492,550  $1,171,920
                                                =============================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   RESTRICTED  CASH:

     At November 30, 2001, restricted cash represents cash held in a savings account in lieu of a security deposit for a TRS office lease. This lease expires in November 2002.

5.   ACCOUNTS  RECEIVABLE:

     At November 30, 2001 and 2000, accounts receivable include billed and unbilled amounts, as follows:

                                             2001         2000
                                          -----------  -----------
     Billed                               $4,208,967   $6,183,294
     Unbilled                                743,685    1,977,356
                                          ------------------------

                                           4,952,652    8,160,650
     Less:  allowance for uncollectibles    (385,272)    (423,437)
                                          ------------------------
                                          $4,567,380   $7,737,213
                                          ========================

     Unbilled accounts receivable represent amounts earned but not billed for long distance telephone service.

     At  November  30,  2001, accounts receivable by product line is as follows:

                 System Sales/   Recovery      STS         Custom     Network
                  Maintenance    Services   Outsourcing    Billing    Services      Total
                 -------------  ---------  -------------  ---------  ----------  -----------
     Billed      $  1,874,288   $ 307,503  $  1,936,377   $ 88,967   $   1,832   $4,208,967
     Unbilled         (39,744)          -       769,129     14,300           -      743,685
     Allowance        (19,387)          -      (336,559)   (27,494)     (1,832)    (385,272)
                 ---------------------------------------------------------------------------

     Total, Net  $  1,815,157   $ 307,503  $  2,368,947   $ 75,773   $       -   $4,567,380
                 ===========================================================================

     At  November  30,  2000, accounts receivable by product line is as follows:

                 System Sales/  Recovery        STS        Custom    Network
                  Maintenance   Services    Outsourcing    Billing   Services      Total
                 -------------  ---------  -------------  ---------  ---------  -----------
     Billed      $  2,433,330   $ 206,848  $  3,380,226   $161,058   $   1,832  $6,183,294
     Unbilled               -           -     1,967,706      9,650           -   1,977,356
     Allowance        (49,604)          -      (333,262)   (40,571)          -    (423,437)
                 --------------------------------------------------------------------------

     Total, Net  $  2,383,726   $ 206,848  $  5,014,670   $130,137   $   1,832  $7,737,213
                 ==========================================================================

6.   INVENTORY:

     At November 30, 2001 and 2000, inventory consists primarily of finished products.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   PROPERTY  AND  EQUIPMENT:

     At November 30, 2001 and 2000, property and equipment consists of:

                                                         2001          2000
                                                     ------------  ------------
          Equipment                                  $ 2,460,151   $ 2,620,034
          Vehicles                                        28,458        28,458
          Furniture and fixtures                         543,685       560,834
          Leasehold improvements                          88,479        84,028
          Property leased to others                      220,000       351,518
                                                     --------------------------
                                                       3,340,773     3,644,872
          Accumulated depreciation and amortization   (2,307,913)   (2,237,754)
                                                     --------------------------
                                                     $ 1,032,860   $ 1,407,118
                                                     ==========================

     Depreciation and amortization expense was $415,844, $504,477, and $400,295 for the fiscal years ended November 30, 2001, 2000, and 1999, respectively.

8.   COMPUTER  SOFTWARE  COSTS:

     At November 30, 2001and 2000, computer software costs capitalized are:

                                       2001        2000
                                    ----------  ----------
          Computer software         $ 716,260   $ 987,885
          Accumulated amortization   (716,260)   (933,401)
                                    ----------------------
                                    $       -   $  54,484
                                    ======================

     Amortization expense from continuing operations related to computer software cost during the years ended November 30, 2001, 2000, and 1999 was $50,325, $115,183, and $145,295, respectively.

9.   INTANGIBLES:

     At November 30, 2001, there were no intangibles included in the Company's balance sheet. At November 30, 2000, intangibles consisted of:

          Covenant not-to-compete-RATEX  $ 25,000

          Accumulated amortization        (25,000)
                                         ---------
                                         $      -
                                         =========

     There was no amortization expense during the years ended November 30, 2001, 2000 and 1999.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  INCOME  TAXES:

     The components of the provision for (benefit from) income taxes for the years ended November 30, 2001, 2000, and 1999 consist of:

                                      2001        2000       1999
                                    ---------  ----------  ---------
     Current                        $146,000   $(133,000)  $764,718
     Deferred                         (3,630)     92,400    172,782
                                    --------------------------------
     Provision for (benefit from)
        income taxes                $142,370   $ (40,600)  $937,500
                                    ================================

     Provision for (benefit from)
        income taxes attributable
     to continuing operations       $142,370   $ (40,600)  $579,800

     Provision for income taxes
        attributable to Gain on
        disposal of GoodNet
        subsidiary                         -           -    357,700
                                    --------------------------------
     Provision for (benefit from)
        income taxes                $142,370   $ (40,600)  $937,500
                                    ================================

     The Company's tax expense differs from the expense calculated using the statutory federal income tax rate for the following reasons:

                                        2001      2000        1999
                                      --------  ---------  ----------
     Expected                         $107,600  $(30,800)  $ 621,800
     Tax exempt interest income              -   (31,100)   (148,400)

     Non deductible portion of
       meals and entertainment           8,000     9,300      10,200

     State taxes, net of federal
       benefit                          26,770    12,000      96,200
                                      -------------------------------
     Provision for (benefit from)
       income taxes attributable to
       continuing operations          $142,370  $(40,600)  $ 579,800
                                      ===============================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  INCOME  TAXES:  (CONTINUED)

     The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets and liabilities as follows:

     Current asset                              2001        2000
                                             ----------  ----------
          Allowance for uncollectibles       $ 173,400   $ 177,800
          Inventory allowance                        -      10,400
          Timing differences from IRS audit          -         200
                                             ----------------------

                                               173,400     188,400
                                             ----------------------
     Non-current liability
          Accumulated depreciation            (116,400)   (129,500)
          Accumulated amortization                   -       5,400
          Timing differences from IRS audit          -       2,200
                                             ----------------------

                                              (116,400)   (121,900)
                                             ----------------------

     Net deferred tax asset                  $  57,000   $  66,500
                                             ======================

     The Company believes that it is likely to realize the net deferred tax asset subject to the Company's ability to generate profits in the future. Accordingly, no valuation allowance has been provided.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCKHOLDERS'  EQUITY:

     SERIAL  PREFERRED  STOCK

     The Company is authorized to issue 10,000,000 shares of serial preferred stock, no par value. As of November 30, 2001 and 2000, there were no shares issued or outstanding.

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

     DIVIDEND  POLICY

     The Company has no limitations or restrictions for declaring dividends. As of November 30, 2001, no dividends have been declared.

     TREASURY  STOCK

     The Board of Directors has authorized the repurchase of up to 10% of the Company's outstanding stock. During the years ended November 30, 2001, 2000, and 1999, the Company repurchased 90,995, 102,106, and 37,000 shares of its common stock on the open market for $146,575, $298,061, and $184,305, respectively.

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

     Additionally, the Company repurchased all 293,750 shares of common stock owned by Joseph Zerbib for $2,129,688. As of November 30, 2001, affiliates of the Company owned 695,837 shares or 49.1% of the outstanding common stock of the Company.

     Expenses incurred related to the tender offer were $85,991.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  STOCK  PLANS:

     INCENTIVE  STOCK  OPTION  PLANS

     Effective February 1, 1995, the Board of Directors adopted the 1995 Incentive Stock Option Plan (ISOP). Under the 1995 ISOP, a total of 264,000 shares are reserved for issuance at the discretion of the compensation committee. As of November 30, 2001, there were no common stock options outstanding under the 1995 ISOP. Effective April 15, 1996, the Board of Directors adopted an additional stock plan, the 1996 ISOP. The shareholders approved this plan on August 7, 1996. Under the 1996 ISOP, a total of 260,000 shares are reserved for issuance at the discretion of the compensation committee. As of November 30, 2001, options to purchase 4,000 shares of common stock were outstanding under the 1996 ISOP. These options are held by certain employees of the Company at an exercise price of $5.875 per share. The 1995 ISOP and 1996 ISOP authorize the Company to grant to key employees both nonqualified options and options intended to qualify as incentive options under Section 422 of the Internal Revenue Code. The plans are administered by the compensation committee, which has authority to interpret their provisions, to establish and amend rules for their administration, to determine the types and amounts of awards to be made pursuant to the plans, subject to the plans' limitations, and to approve recommendations made by management of the Company as to who should receive awards.

     On October 2, 1997, the board of directors adopted the 1997 Performance Equity Plan. On May 15, 1998, the board of directors amended the 1997 Plan. The shareholders subsequently approved the 1997 Plan. The board of directors has authorized 1,000,000 shares for grant under the 1997 Plan. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1997 Plan. The 1997 Plan is administered by the compensation committee, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1997 Plan. As of November 30, 2001, options to purchase 136,719 shares of common stock were outstanding under the 1997 Plan. These options are held by certain employees of the Company at exercise prices ranging from $1.3125 to $4.875 per share.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  STOCK  PLANS:  (CONTINUED)

     The  following  table  summarizes  stock  option  activity:

                                               Number of  Weighted average
                                                shares    exercise price
                                               ---------  ---------------

     Outstanding at November 30, 1999           748,900   $          4.62

     Granted                                     59,157              3.40
     Exercised                                 (338,810)           4.1974
     Forfeited                                 (319,018)           5.2639
                                               ---------

     Outstanding at November 30, 2000           150,229            3.7301

     Granted                                     27,200            1.3125
     Exercised                                        -                 -
     Forfeited                                  (36,710)           3.9416
                                               ---------

     Outstanding at November 30, 2001           140,719            3.2076
                                               =========
     Options exercisable at November 30, 2001    96,351   $         3.119
                                               =========

          Available for grant at: (a)
               November 30, 2000               1,373,771
               November 30, 2001               1,383,281

     (a) Available for grant includes shares that may be granted as either stock options or restricted stock, as determined by the Committee.

     Following is a summary of the status of options outstanding at November 30, 2001:

                                      Outstanding Options          Exercisable Options
                                -------------------------------  -----------------------
                                  Weighted
                                   average          Weighted                 Weighted
     Exercise price               remaining          average                  average
         range        Number   contractual life  exercise price   Number  exercise price
     ---------------  -------  ----------------  ---------------  ------  ---------------
           $ 5.88      4,000           5 years          $  5.88   4,000        $    5.88
           $ 2.94     27,084           6 years             2.94  27,084             2.94
           $ 4.25      3,208           7 years             4.25   3,208             4.25
           $ 4.88     20,070           8 years             4.88  20,070             4.88
           $ 3.40     59,157           9 years             3.40  14,789             3.40
           $ 1.31     27,200          10 years             1.31  27,200             1.31
     ------------------------------------------------------------------------------------

     1.31 - $5.88    140,719           8 years          $  3.21  96,351        $    3.12
     ====================================================================================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  STOCK  PLANS:  (CONTINUED)

     OTHER  OPTIONS

     No other options were granted during the years ended November 30, 2001, 2000 and 1999.

     STOCK BASED COMPENSATION

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the fiscal years ended November 30, 2001, 2000 and 1999. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and diluted earnings (loss) per share for the fiscal years ended November 30, 2001, 2000 and 1999 would have been reduced to the pro-forma amounts presented below:

                                                2001      2000        1999
                                              --------  ---------  ----------
     Net income (loss) as reported            $174,001  $(50,121)  $1,798,353
     Pro-forma                                $158,481  $(67,453)  $1,636,018

     Net income (loss) per share as reported  $   0.12  $  (0.02)  $     0.47
     Pro-forma                                $   0.11  $  (0.03)  $     0.43

     The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999; expected life of options of one to three years, expected volatility of 51% in 2001, 64% in 2000, and 24% in 1999, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001, 2000, and 1999 approximated $0.44, $1.08, and $1.03, respectively.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  Related  Party  Transactions:

     Related  party  debt

     In April 2000, the Company entered into an agreement with three executive officers, pursuant to which each of them agreed to make available to the Company up to $1,000,000 at the Company's request. In May 2000, their agreements were amended to increase the amount to $1,350,000. Draw downs were payable on May 31, 2001 and had an annual interest rate of 10%. Each loan was secured by the Company's assets. Pursuant to a second amendment to their agreements in April 2001, each of the officers agreed to extend $350,000 of their loans until August 31, 2001. A third amendment to their agreements in July 2001 extended their loans until November 30, 2001.

     During the years ended November 30, 2001 and 2000, interest expense in connection with these notes was $41,089 and $115,754, respectively. As of November 30, 2000, an aggregate of $1,375,000 principal was outstanding under the notes and no interest was due thereon. As of November 30, 2001, there were no amounts outstanding under the notes and no interest was due thereon.

14.  Employee  Benefit  Plans:

     The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees. Under the terms of the plan, the employees may elect to contribute a portion of their salary to the plan.

     The Company has agreed to make matching contributions equal to fifty percent of the first 6% in deferred compensation. In addition, the Company may make discretionary contributions to the plan. For the fiscal year ended November 30, 2001, contributions were $81,850.

     During the fiscal years 2000 and 1999, the Company made matching contributions equal to fifty percent of the first $500 in deferred compensation plus twenty-five percent of deferrals in excess of $1,000. For the fiscal years ended November 30, 2000, and 1999, contributions were $62,982 and $46,878, respectively.

15.  Commitments:

     Office  Lease  Commitments

     The Company is obligated under long-term operating leases for office facilities through the year 2007.

     As of November 30, 2001, future minimum lease payments due under the non-cancelable operating lease agreements are as follows:

          FISCAL YEAR ENDING
              NOVEMBER 30,      AMOUNT
          ------------------  ----------
          2002                $  602,349
          2003                   478,809
          2004                   492,009
          2005                   505,209
          2006                   518,409
          Thereafter             544,809
                              ----------
          Total               $3,141,594
                              ==========

     Rent expense under all operating leases amounted to approximately $547,674, $386,224, and $335,000 for the years ended November 30, 2001, 2000, and 1999, respectively.


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16.  Operating  Leases:

     The Company was the lessor of equipment under operating lease agreements that expired in June 2000. The equipment had an original cost basis of $220,000. Accumulated depreciation was $220,000 as of November 30, 2001 and 2000. During the fiscal years ended November 30, 2000 and 1999, the Company received rental income of $47,587.

     The Company was also the sublessor of office space in Tempe, Arizona. The lease agreement expired in March 2000. During the fiscal years ended November 30, 2000 and 1999, the Company received $37,065 and $33,288, respectively under this agreement.

17.  Research  and  Development:

     Research and development costs included in general and administrative expenses for the fiscal years ended November 30, 2001, 2000, and 1999 were $528,000, $1,168,000, and $1,424,000, respectively. These costs have been expensed during their respective fiscal years.

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


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


19.  Earnings  per  Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share:

                                                                FOR THE YEAR ENDED NOVEMBER 30,
                                                                -------------------------------
                                                                 2001         2000         1999
                                                              -----------  -----------  ------------
     BASIC EARNINGS (LOSS) PER COMMON SHARE:
     ---------------------------------------
       NUMERATOR
         Income (loss) from continuing operations              $  174,001   $  (50,121)  $1,249,043
         Gain on disposal of GoodNet                                    -            -      549,309
                                                               -------------------------------------
         Net earnings (loss) available to common shareholders  $  174,001   $  (50,121)  $1,798,352
                                                               =====================================
       DENOMINATOR

         Weighted average number of shares outstanding          1,398,510    2,123,879    3,713,601
                                                                ====================================

       PER SHARE AMOUNTS

         Income (loss) from continuing operations              $     0.12   $    (0.02)  $     0.33
         Gain on disposal of GoodNet                                    -            -         0.15
                                                               -------------------------------------
         Net earnings (loss) available to common shareholders  $     0.12   $    (0.02)  $     0.48
                                                               =====================================
     DILUTED EARNINGS (LOSS) PER SHARE
     ---------------------------------

       NUMERATOR
         Income (loss) from continuing operations              $  174,001   $  (50,121)  $1,249,043
         Gain on disposal of GoodNet                                    -            -      549,309
                                                               -------------------------------------

         Net earnings (loss) available to common shareholders  $  174,001   $  (50,121)  $1,798,352
                                                               =====================================
       DENOMINATOR

         Weighted average number of shares outstanding          1,398,510    2,123,879    3,713,601
         Effect of dilutive securities:
         Options and warrants                                      27,200            -      339,700
         Stock acquired with proceeds                             (19,432)           -     (221,234)
                                                               -------------------------------------
         Weighted average common shares and assumed
         conversions outstanding                                1,406,278    2,123,879    3,832,067
                                                               =====================================
       PER SHARE AMOUNTS

         Income (loss) from continuing operations              $     0.12   $    (0.02)  $     0.33
         Gain on disposal of GoodNet                                    -            -         0.14
                                                               -------------------------------------
          Net earnings (loss) available to common shareholders $     0.12   $    (0.02)  $     0.47
                                                               =====================================


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


19.  Earnings  per  Share:  (Continued)

     At November 30, 2001, options to acquire 113,519 shares of common stock, at various prices per share, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  SEGMENT  INFORMATION

The Company's products and services are broken down as follows:

(1)  System  Sales  and  Maintenance
          (a)  TelMaster  Telemanagement  System  ("TMS")
          (b)  Distribution  Control  System  ("DCS")
          (c)  Software  and  Hardware  Recurring  Maintenance  Revenue
(2)  Telesoft  Recovery  Services  ("TRS")
(3)  STS  Outsourcing  Program  ("STS")
(4)  Customized  Billing  Outsourcing  Services  ("CBS")

Following is selected segment information (in thousands except per share items):

                                           Year  ended  November  30,  2001             Year  ended  November  30,  2000
                                     -------------------------------------------  -------------------------------------------
                                     System                                       System
                                      Sales    TRS      STS      CBS     Total     Sales     TRS      STS      CBS     Total
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
Sales, net                           $6,007   $2,395  $10,884   $ 882   $20,168   $ 6,302   $1,360  $15,991  $  960   $24,613
Cost of sales                         1,398        -    7,397       5     8,800     1,332        -   11,440      54    12,826
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
Gross profit                          4,609    2,395    3,487     877    11,368     4,970    1,360    4,551     906    11,787
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
General & administrative
    expenses:
General                               4,757    1,760    2,822     476     9,815     6,048    1,027    3,486     722    11,283
Depreciation                             35        4      113      11       163       132        3      161      19       315
Bad debt                                  1        1      442       -       444        12        -      230       -       242
Corporate allocations:
General                                 159        5      149       7       320        87        6      151      27       271
Depreciation                            181        8       90      24       303       136        -      136      33       305
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------
                                      5,133    1,778    3,616     518    11,045     6,415    1,036    4,164     801    12,416
                                     -------  ------  --------  ------  --------  --------  ------  -------  -------  --------

Operating income (loss)                (524)     617     (129)    359       323    (1,445)     324      387     105      (629)

Other income (expense)                                                       (7)                                          538
                                                                        --------                                      --------

Pretax income                                                               316                                           (91)

Income tax provision                                                       (142)                                           41
                                                                        --------                                      --------
Income (loss) from continuing
  operations                                                            $   174                                       $   (50)
                                                                        ========                                      ========
Diluted earnings (loss) per share-
continuing operations                                                   $  0.12                                       $ (0.02)
                                                                        ========                                      ========


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  QUARTERLY  FINANCIAL  DATA

     (unaudited)/(in thousands except per share amounts)

                                                                      QUARTER ENDED
                                                ---------------------------------------------------------
                                                FEBRUARY 28 (29)     MAY 31      AUGUST 31   NOVEMBER 30
                                                ---------------------------------------------------------
2001
Net revenues                                    $           6,119  $    6,400   $    2,867   $      4,782

Gross profit                                                3,281       3,071        2,101          2,915
Income (loss) from continuing operations                      310         179         (314)             0
Income (loss) per share - continuing
   operations, diluted                          $            0.23  $     0.13       ($0.22)  $       0.00
Income (loss) per share - continuing
   operations, basic                            $            0.23  $     0.13       ($0.22)  $       0.00
Shares used in per share calculation - diluted          1,349,307   1,425,512    1,415,833      1,423,282
Shares used in per share calculation - basic            1,345,584   1,415,833    1,415,833      1,415,833

2000
Net revenues                                    $           7,022  $    6,485   $    3,116   $      7,990

Gross profit                                                3,396       2,677        2,061          3,653
Income (loss) from continuing operations                      378        (223)        (553)           348
Income (loss) per share - continuing
   operations, diluted                          $            0.10      ($0.11)      ($0.40)  $       0.25
Income (loss) per share - continuing
   operations, basic                            $            0.10      ($0.11)      ($0.40)  $       0.25
Shares used in per share calculation - diluted          3,829,204   2,030,721    1,377,728      1,377,085
Shares used in per share calculation - basic            3,711,500   2,030,721    1,377,728      1,377,085


The Accompanying Notes are an Integral Part of the Consolidated Financial Statements