Form 10QSB
period 2002-02-28
TELESOFT CORP
filed 2002-04-09
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

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

       Yes (X)        No ( )



At April 5, 2002, the Issuer had outstanding 1,415,833 shares of common stock, no par value.


Transitional Small Business Disclosure Format Yes ( )   No (X)

                         PART I - FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS.
         Consolidated Balance Sheets as of February 28, 2002 and
            November 30, 2001                                                       3

         Consolidated Statements of Operations for the three month periods
            ended February 28, 2002 and 2001                                        4

         Consolidated Statements of Cash Flows for the three month
            periods ended February 28, 2002 and 2001                              5-6

         Notes to the Consolidated Financial Statements                             7

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.                                                             8-10

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                        11
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                11
ITEM 3.  DEFAULTS ON SENIOR SECURITIES.                                            11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.                                                                  11
ITEM 5.  OTHER INFORMATION.                                                        11
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                         12

                                   TELESOFT CORP. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                       February 28,    November 30,
                                                                           2002            2001
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                             $     673,410   $     540,726
Restricted cash                                                              19,390          19,390
Accounts receivable, net of allowance for uncollectibles of $578,792 and $385,272 at February 28, 2002 and November 30, 2001,
  respectively                                                            3,362,005       4,567,380
Inventory                                                                    90,011          83,542
Income taxes receivable                                                     165,384         112,305
Deferred taxes                                                              260,500         173,400
Other                                                                        76,942         101,589
                                                                      ------------------------------

               Total current assets                                       4,647,642       5,598,332

Property and equipment, net                                                 966,523       1,032,860
Other                                                                        84,888          94,049
                                                                      ------------------------------

                 Total assets                                         $   5,699,053   $   6,725,241
                                                                      ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                              $   1,679,467   $   2,696,839
Accrued compensation                                                        264,756         307,291
Customer deposits                                                           591,700         473,255
Income taxes payable                                                        105,295         127,519
Deferred revenue                                                            693,369         639,785
                                                                      ------------------------------

               Total current liabilities                                  3,334,587       4,244,689
Deferred taxes                                                              112,900         116,400
                                                                      ------------------------------

                  Total liabilities                                       3,447,487       4,361,089
                                                                      ------------------------------
Commitments
Stockholders' equity:
  Preferred Stock, no par value, 10,000,000 shares authorized;
    none issued and outstanding                                                   -               -
  Common stock, no par value, 50,000,000 shares authorized;
    1,684,934 issued and 1,415,833 outstanding, respectively                956,731         956,731
  Retained earnings                                                       2,106,535       2,219,121
                                                                      ------------------------------
                                                                          3,063,266       3,175,852
Less: Treasury stock, 269,101 shares, at cost                              (811,700)       (811,700)
                                                                      ------------------------------

                    Total stockholders' equity                            2,251,566       2,364,152
                                                                      ------------------------------

               Total liabilities and stockholders' equity             $   5,699,053   $   6,725,241
                                                                      ==============================


The accompanying Notes are an Integral Part of The Consolidated Financial Statements.

                        TELESOFT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended February 28, 2002 and 2001 (unaudited)


                                                    2002       2001 (1)
                                                 -----------  -----------

Sales, net                                       $3,495,932   $6,119,019
Cost of sales                                     1,053,117    2,886,228
                                                 -----------  -----------
Gross profit                                      2,442,815    3,232,791
General and administrative expenses               2,651,399    2,685,332
                                                 -----------  -----------
Operating (loss) income                            (208,584)     547,459
                                                 -----------  -----------
Other income (expense):
  Interest income                                     5,513       11,614
  Interest expense                                   (1,225)     (18,025)
  Other expense                                           -       (1,042)
                                                 -----------  -----------
                                                      4,288       (7,453)
                                                 -----------  -----------
Income (loss) before provision for income taxes    (204,296)     540,006
Benefit from (provision for) income taxes            91,710     (230,500)
                                                 -----------  -----------
Net and comprehensive (loss) income              $ (112,586)  $  309,506
                                                 ===========  ===========
(Loss) earnings per share
  Basic                                          $    (0.08)  $     0.23
  Diluted                                        $    (0.08)  $     0.23
                                                 ===========  ===========
Weighted average number of shares outstanding
  Basic                                           1,415,833    1,345,584
  Diluted                                         1,415,833    1,349,307
                                                 ===========  ===========

(1)  As restated for comparative purposes only.


The accompanying Notes are an Integral Part of The Consolidated Financial Statements.

                        TELESOFT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended February 28, 2002 and 2001 (unaudited)


                                                          2002          2001
                                                      ------------  ------------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Cash received from customers                        $ 4,702,110   $ 7,093,569
  Cash paid to suppliers and employees                 (4,471,946)   (6,225,625)
  Interest paid                                            (1,225)      (18,025)
  Interest received                                         5,513        11,614
  Income taxes paid                                       (76,680)            -
  Income taxes received                                     2,487         8,995
                                                      ------------  ------------

Net cash provided by operating activities                 160,259       870,528
                                                      ------------  ------------

Cash flows from investing activities:
Purchase of property and equipment                        (27,664)      (14,215)
Cash received from sale of fixed assets                        89        30,198
                                                      ------------  ------------

Net cash (used) provided by investing activities          (27,575)       15,983
                                                      ------------  ------------

Cash flows from financing activities:
Purchases of treasury stock                                     -      (146,575)
Proceeds from debt - related parties                            -       300,000
Repayment of debt - related parties                             -    (1,075,000)
                                                      ------------  ------------

Net cash used in financing activities                           -      (921,575)
                                                      ------------  ------------

Net increase (decrease) in cash and cash equivalents      132,684       (35,064)

Cash and cash equivalents at beginning of period          540,726        41,434
                                                      ------------  ------------

Cash and cash equivalents at end of period            $   673,410   $     6,370
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


The accompanying Notes are an Integral Part of The Consolidated Financial Statements.

                        TELESOFT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        For the three months ended February 28, 2002 and 2001 (unaudited)


                                                     2002         2001
                                                 ------------  -----------
Reconciliation of net (loss) income to net cash
  provided by operating activities:

Net (loss) income                                $  (112,586)  $  309,506
                                                 -------------------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      93,912      116,916
   Loss on sale of fixed assets                            -        1,042
   Stock compensation                                      -      145,031

Changes in assets and liabilities:
   Accounts receivable, net                        1,205,375    1,109,655
   Inventory                                          (6,469)      43,308
   Other current assets                               24,647       (3,475)
   Deferred taxes, net                               (90,600)     (31,100)
   Other assets                                        9,161      (35,823)
   Accounts payable and accrued liabilities       (1,017,372)    (984,055)
   Customer deposits                                 118,445       41,177
   Accrued compensation                              (42,535)     235,430
   Deferred revenue                                   53,584     (347,679)
   Income taxes payable                              (22,224)     158,012
   Income taxes receivable                           (53,079)     112,583
                                                 -------------------------

                                                     272,845      561,022
                                                 -------------------------
Net cash provided by operating activities        $   160,259   $  870,528
                                                 =========================


The accompanying Notes are an Integral Part of The Consolidated Financial Statements.

TELESOFT CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended February 28, 2002 and 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis  of  Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments for normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended November 30, 2001.

     Principles  of  Consolidation

     The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiaries Telesoft Acquisition Corp. and Telesoft Recovery Corp.

     All significant intercompany accounts and transactions have been eliminated.

2.   STOCKHOLDERS'  EQUITY

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

3.   RELATED  PARTY  DEBT

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

     During the three months ended February 28, 2001, interest expense in connection with these notes was $18,024. These loans were paid in full prior to November 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
(in thousands except per share items)


                          Three months ended February 28, 2002  Three months ended February 28, 2001
                          ------------------------------------  ------------------------------------
                          System                                System
                           Sales   TRS    STS    CBS    Total    Sales   TRS    STS    CBS    Total
                          -------  ----  ------  ----  -------  -------  ----  ------  ----  -------
Sales, net                $1,035   $637  $1,697  $127  $3,496   $1,405   $569  $3,882  $263  $6,119

Cost of sales                205     64     784     -   1,053      367     48   2,469     2   2,886
                          -------  ----  ------  ----  -------  -------  ----  ------  ----  -------
Gross profit                 830    573     913   127   2,443    1,038    521   1,413   261   3,233
                          -------  ----  ------  ----  -------  -------  ----  ------  ----  -------
General & administrative
  expenses:
General                    1,177    473     559    84   2,293    1,264    336     693   118   2,411
Depreciation                   -      2      23     -      25       12      1      28     3      44
Bad debt                       -      8     163     -     171        -      -      77     -      77
Corporate allocations:
General                       48     15      27     3      93       40      1      38     2      81
Depreciation                  41      2      20     6      69       44      2      22     5      73
                          -------  ----  ------  ----  -------  -------  ----  ------  ----  -------
                           1,266    500     792    93   2,651    1,360    340     858   128   2,686
                          -------  ----  ------  ----  -------  -------  ----  ------  ----  -------


Operating (loss) income     (436)    73     121    34    (208)    (322)   181     555   133     547

Other (expense) income                                      4                                    (7)
                                                       -------                               -------

Pretax (loss) income                                     (204)                                  540

Income tax provision                                       92                                  (230)
                                                       -------                               -------

Net (loss) income                                      $ (112)                               $  310
                                                       =======                               =======

Diluted (loss) earnings
   per share                                           $(0.08)                               $ 0.23
                                                       =======                               =======

RESULTS  OF  OPERATIONS  FOR  THE  THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

     Revenues decreased 42.9% to $3,495,932 for the three months ended February 28, 2002 compared to $6,119,019 for the three months ended February 28, 2001. The Company's revenue is derived from four principal product lines and services:
System Sales and Maintenance, Telesoft Recovery Services (TRS), STS Outsourcing Programs (STS) and Customized Billing Outsourcing Services (CBS).

      Revenues from System Sales and Maintenance were $1,034,588 for the first quarter of fiscal 2002 compared to $1,404,505 for the first quarter of fiscal 2001, a decrease of 26.3%. TelMaster sales and maintenance related revenues decreased by $377,528, or 31.7%, to $813,772 for the first quarter of fiscal 2002, compared to $1,191,300 for the first quarter of fiscal 2001. The decrease in TelMaster revenues from the first quarter of fiscal 2001 to the first quarter of fiscal 2002 was related to a $478,913 decrease in revenues related to the CALNET contract, which was terminated in April 2001.

     The DCS product revenues increased 24.9%, or $43,983, to $220,816. The Company expects flat to declining revenues from this product. In December 2000, the Company completed the sale of the RATEX division. RATEX revenues were $36,372 for the three months ended February 28, 2001.

      Revenues from TRS, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 12.1%, or $68,744, to $637,446 for the three months ended February 28, 2002 from $568,702 for the three months ended February 28, 2001.

     STS revenues were $1,696,861 for the three months ended February 28, 2002 compared to $3,882,567 for the three months ended February 28, 2001, a 56.3% decrease. This decrease was primarily due to market pressure from competing long-distance communications products, including calling cards, wireless services and the Internet. The Company continues to reduce its selling, general and administrative expenses to adjust to the reduction in subscribers, traffic and revenues. The Company expects STS Program revenues to continue to decrease in the 2002-2003 academic year, based on decreases in long distance usage and its customer base.

     For the three months ended February 28, 2002 and 2001, revenues from Customized Billing Services were $127,037 and $263,245, respectively. CBS revenues were affected by a decline in new contract setup fees, which were approximately $48,000 in the first quarter of fiscal 2001, as well as the termination of contracts in place in the prior year.

                                  Revenue for the three-month period ended
                   February 28,   February 28,   February 29,   February 28,   February 28,
                   -------------  -------------  -------------  -------------  -------------
                       2002           2001           2000           1999           1998
                   -------------  -------------  -------------  -------------  -------------
Telemanagement     $     813,772  $   1,191,300  $   1,108,955  $     717,672  $     444,788
DCS                      220,816        176,833        372,156        338,942        388,228
RATEX                          -         36,372        337,109        331,582        495,448
                   -------------------------------------------------------------------------

     System Sales      1,034,588      1,404,505      1,818,220      1,388,196      1,328,464
STS                    1,696,861      3,882,567      4,791,533      5,817,928      5,455,812
Custom Billing           127,037        263,245        253,685        545,005        242,502
Network Services               -              -              -         51,468              -
TRS                      637,446        568,702        159,105              -              -
                   -------------------------------------------------------------------------
                   $   3,495,932  $   6,119,019  $   7,022,543  $   7,802,597  $   7,026,778
                   =========================================================================

     Total gross profit decreased 24.4% to $2,442,815 for the three months ended February 28, 2002 compared to $3,232,791 for the three months ended February 28, 2001. Cost of goods sold was approximately 46.2% of STS revenues for first quarter of fiscal 2002, compared to 63.6% for the first quarter of fiscal 2001. The increased emphasis on fixed fee structures resulted in a more moderate decrease in gross profits of 35.4% compared to the 56.3% decrease in revenues from this division. Cost of goods sold as a percentage of System Sales and Maintenance revenues was approximately 19.8% for the three months ended February 28, 2002, compared to 26% for three months ended February 28, 2001. This decrease was primarily due to a higher percentage of maintenance revenues, which have a higher gross profit rate than system revenues.

     General and administrative expenses decreased by 1.3%, or $33,933, in the first quarter of fiscal 2002 to $2,651,399 from $2,685,332 in the first quarter of fiscal 2001. While the Company has cut many costs, it did realize an approximate $99,000 increase in bad debt expense as well as an increase in TRS operating expenses. TRS had operating expenses of $501,000 and $339,000 during the first quarter of fiscal 2002 and 2001, respectively. General and administrative expenses as a percentage of gross profit were 108.5% and 83.1% for the first quarter of fiscal 2002 and 2001, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems increase.

     There was a $91,710 benefit from income taxes for the first quarter of fiscal 2002 compared to a $230,500 provision for income taxes for the first quarter of fiscal 2001.

     The first quarter of fiscal 2002 resulted in a net loss of $112,586 compared to net income of $309,506 in the first quarter of fiscal 2001.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Accounts receivable decreased to $3,940,797 as of February 28, 2002 from $4,952,652 as of November 30, 2001 ($3,362,005 and $4,567,380, net of allowance for uncollectibles as of February 28, 2002 and November 30, 2001, respectively). This decrease was primarily due to normal seasonal decline in STS revenues. STS revenues were approximately $1,697,000 and $2,635,000 for the first quarter of 2002 and the fourth quarter of 2001, respectively.

     Accounts payable and accrued liabilities decreased to $1,679,467 as of February 28, 2002 from $2,696,839 as of November 30, 2001. This decrease was attributable to the decline in STS revenues, offset by increasing gross profit margins.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At February 28, 2002, the Company had cash and cash equivalents of $673,410. The Company believes that anticipated cash flows from its business will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

     None.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to security holders through the solicitation of proxies or otherwise during the first quarter of fiscal 2002.

ITEM 5.   OTHER  INFORMATION

     Not applicable.

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

DATED:  April 5, 2002