Form 10QSB
period 2002-05-31
TELESOFT CORP
filed 2002-07-10
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

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

         Yes  (X)              No  ( )



At June 28, 2002, the Issuer had outstanding 1,412,883 shares of common stock, no par value.

Transitional Small Business Disclosure Format Yes ( ) No (X)

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

          Consolidated  Balance  Sheets  as  of  May  31,  2002  (unaudited) and
               November  30,  2001                                                     3

          Consolidated  Statements of Operations and Consolidated Operations for
               the  three  and  six month periods ended May 31, 2002 (unaudited)
               and  2001  (unaudited)                                                  4

          Consolidated  Statements of Cash Flows for the six month periods ended
               May  31,  2002  (unaudited)  and  2001  (unaudited)                    5-6

          Notes  to  the  Consolidated  Financial  Statements                          7

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                                       8-13

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                                         14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                                 14

ITEM 3.   DEFAULTS ON SENIOR SECURITIES.                                             14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                       14

ITEM 5.   OTHER INFORMATION.                                                         14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                          15

                                   TELESOFT CORP. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEET


                                                                       May 31, 2002    November 30, 2001
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                             $   1,190,348          $   540,726
Restricted cash                                                              19,390               19,390
Accounts receivable, net of allowance for uncollectibles of $678,286 and $385,272 at May 31, 2002 and November 30, 2001,
  respectively                                                            2,772,594            4,567,380
Inventory                                                                    80,559               83,542
Income taxes receivable                                                     176,215              112,305
Deferred taxes                                                              305,200              173,400
Other                                                                        80,825              101,589
                                                                      -----------------------------------

                        Total current assets                              4,625,131            5,598,332

Property and equipment, net                                                 877,007            1,032,860
Other                                                                        94,888               94,049
                                                                      -----------------------------------

                            Total assets                              $   5,597,026        $   6,725,241
                                                                      ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                              $   1,745,919        $   2,696,839
Accrued compensation                                                        260,215              307,291
Customer deposits                                                           608,027              473,255
Income taxes payable                                                        130,725              127,519
Deferred revenue                                                            684,475              639,785
                                                                      -----------------------------------

                        Total current liabilities                         3,429,361            4,244,689
Deferred taxes                                                               89,400              116,400
                                                                      -----------------------------------

                            Total liabilities                             3,518,761            4,361,089
                                                                      -----------------------------------
Commitments                                                                       -                    -

Stockholders' Equity:
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued and outstanding                                                   -                    -
  Common stock, no par value, 50,000,000 shares authorized;
    1,684,934 issued and 1,412,883 and 1,415,833 outstanding,
    respectively                                                            956,731              956,731
  Retained earnings                                                       1,938,389            2,219,121
                                                                      -----------------------------------
                                                                          2,895,120            3,175,852
Less: Treasury stock, 272,051 and 269,101 shares, at cost                  (816,855)            (811,700)
                                                                      -----------------------------------

                       Total stockholders' equity                         2,078,265            2,364,152
                                                                      -----------------------------------

               Total liabilities and stockholders' equity             $   5,597,026        $   6,725,241
                                                                      ===================================

The  Accompanying  Notes  are a  Part of
The  Consolidated  Financial  Statements.

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three and six months ended May 31, 2002 (unaudited) and 2001 (unaudited)

                                                 Three Months Ended May 31,  Six Months Ended May 31,
                                                     2002        2001(1)       2002        2001(1)
                                                  -----------  -----------  -----------  ------------
Sales, net                                        $3,599,871   $6,399,724   $7,095,803   $12,518,743
Cost of sales                                      1,383,041    3,379,857    2,436,158     6,266,085
                                                  ------------------------  --------------------------
Gross profit                                       2,216,830    3,019,867    4,659,645     6,252,658
General and administrative expenses                2,451,241    2,709,910    5,102,640     5,395,242
                                                  ------------------------  --------------------------

Operating income (loss)                             (234,411)     309,957     (442,995)      857,416
                                                  ------------------------  --------------------------
Other income (expense):
  Interest income                                      5,911        9,997       11,424        21,611
  Interest expense                                      (232)     (10,725)      (1,457)      (28,750)
  Other income                                           236        2,227          236         1,185
                                                  ------------------------  --------------------------
                                                       5,915        1,499       10,203        (5,954)
                                                  ------------------------  --------------------------
Income (loss) before provision for income taxes     (228,496)     311,456     (432,792)      851,462
Benefit (provision) for income taxes                  60,350     (132,000)     152,060      (362,500)
                                                  ------------------------  --------------------------

Net and comprehensive income (loss)               $ (168,146)  $  179,456   $ (280,732)  $   488,962
                                                  ========================  ==========================

Earnings (loss) per share

  Basic                                           $    (0.12)  $     0.13   $    (0.20)  $      0.35
                                                  ========================  ==========================
  Diluted                                         $    (0.12)  $     0.13   $    (0.20)  $      0.35
                                                  ========================  ==========================

Weighted average number of shares outstanding

  Basic                                            1,415,328    1,415,833    1,415,578     1,381,095
                                                  ========================  ==========================
  Diluted                                          1,415,328    1,425,512    1,415,578     1,387,796
                                                  ========================  ==========================

(1)  As  restated  for  comparative  purposes  only.

The  Accompanying  Notes  are a  Part of
The  Consolidated  Financial  Statements.

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended May 31, 2002(unaudited) and 2001 (unaudited)

                                                       2002          2001
                                                   ------------  -------------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
  Cash received from customers                     $ 8,786,363   $ 13,936,497
  Cash paid to suppliers and employees              (8,038,891)   (12,070,055)
  Interest paid                                         (1,457)       (28,750)
  Interest received                                     11,424         21,611
  Income tax refund                                     33,037        216,391
  Income taxes paid                                   (100,481)      (143,693)
                                                   ------------  -------------

Net cash provided by operating activities              689,995      1,932,001
                                                   ------------  -------------

Cash flows from investing activities:
  Purchase of property and equipment                   (35,307)       (34,768)
  Cash received from sale of fixed assets                   89         45,242
                                                   ------------  -------------

    Net cash (used) provided by investing activities   (35,218)        10,474
                                                   ------------  -------------

Cash flows from financing activities:
  Purchases of treasury stock                           (5,155)      (146,575)
  Proceeds from debt - related parties                       -        300,000
  Stock redemption                                           -     (1,375,000)
                                                   ------------  -------------

    Net cash used in financing activities               (5,155)    (1,221,575)
                                                   ------------  -------------

Net increase in cash and cash equivalents              649,622        720,900
                                                   ------------  -------------

Cash and cash equivalents at beginning of period       540,726         41,434
                                                   ------------  -------------

Cash and cash equivalents at end of period         $ 1,190,348   $    762,334
                                                   ============  =============

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended May 31, 2001, the Company issued 130,000 shares of its common stock to Telesoft Recovery Corp. executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031.

The  Accompanying  Notes  are a  Part of
The  Consolidated  Financial  Statements.

TELESOFT CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the six months ended May 31, 2002(unaudited) and 2001 (unaudited)

                                                       2002          2001
                                                    -----------  ------------
Reconciliation of net income (loss) to net cash
  provided by operating activities:

Net income (loss)                                   $ (280,732)  $   488,962
                                                    -----------  ------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                      191,071       231,832
    Gain on sale of fixed assets                             -        (2,227)
    Stock compensation                                       -       145,031

Changes in assets and liabilities:
    Accounts receivable, net                         1,794,786     2,137,570
    Inventory                                            2,983        65,726
    Other current assets                                20,764        (9,575)
    Deferred taxes, net                               (158,800)      (65,100)
    Other assets                                          (839)       18,642
    Accounts payable and accrued liabilities          (950,920)   (1,418,834)
    Customer deposits                                  134,772        92,389
    Accrued compensation                               (47,076)      268,672
    Deferred revenue                                    44,690      (521,385)
    Income taxes payable                                 3,206       160,860
    Income taxes receivable                            (63,910)      339,438
                                                    -----------  ------------

                                                       970,727     1,443,039
                                                    -----------  ------------

Net cash provided by operating activities           $  689,995   $ 1,932,001
                                                    ===========  ============

The  Accompanying  Notes  are a  Part of
The  Consolidated  Financial  Statements.

TELESOFT CORP. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six month periods ended May 31, 2002 and 2001

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited year-end financial statements. In the opinion of management, all adjustments consisting of recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended November 30, 2001.

     Principles  of  Consolidation

     The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiary, Telesoft Recovery Corp.

     All significant intercompany accounts and transactions have been eliminated.

2.   STOCKHOLDERS'  EQUITY

     Treasury  Stock

     During the six months ended May 31, 2002 and 2001, the Company repurchased 2,950 and 90,995 shares of its common stock for $5,155 and $146,575, respectively.

     Common  Stock

     During the six months ended May 31, 2001, the Company issued 130,000 shares of its common stock to TRC executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031. The Company has expensed the total amount of the stock issuance.

3.   RELATED  PARTY  DEBT:

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

     During the six months ended May 31, 2001, interest expense in connection with these notes was $28,750. These loans were paid in full prior to November 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE SIX MONTHS ENDED MAY 31, 2002 AND 2001
(in thousands except per share items)

                                          Six months ended May 31, 2002           Six months ended May 31, 2001
                                          -----------------------------           -----------------------------
                                     System                                    System
                                     Sales      TRS      STS    CBS   Total    Sales     TRS     STS    CBS    Total
                                    ----------------------------------------------------------------------------------
Sales, net                          $ 1,943    1,452    3,452   249  $7,096   $ 3,203   $1,167  $7,702  $447  $12,519

Cost of sales                           380      145    1,911     -   2,436       828       99   5,337     2    6,266
                                    --------  -------  -------  ---  -------  --------  ------  ------  ----  --------
Gross profit                          1,563    1,307    1,541   249   4,660     2,375    1,068   2,365   445    6,253
                                    --------  -------  -------  ---  -------  --------  ------  ------  ----  --------
General & administrative
   expenses:
General                               2,244    1,061      994   156   4,455     2,429      717   1,408   244    4,798
Depreciation                              -        5       46     -      51        20        2      56     6       84
Bad debt                                  -       21      263     -     284         -        -     197     -      197
Corporate allocations:
General                                  90       31       49     7     177        84        2      79     3      168
Depreciation                             80        5       40    11     136        88        4      45    11      148
                                    --------  -------  -------  ---  -------  --------  ------  ------  ----  --------
                                      2,414    1,123    1,392   174   5,103     2,621      725   1,785   264    5,395
                                    --------  -------  -------  ---  -------  --------  ------  ------  ----  --------

Operating income (loss)                (851)     184      149    75    (443)     (246)     343     580   181      858

Other income (expense)                                                   10                                        (6)
                                                                     -------                                  --------

Pretax (loss) income                                                   (433)                                      852

Income tax provision                                                    152                                      (363)
                                                                     -------                                  --------

Net (loss) income                                                    $ (281)                                   $  489
                                                                     =======                                  ========

Diluted (loss) earnings per share                                    $(0.20)                                   $ 0.35
                                                                     =======                                   =======

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 2002 AND 2001

     Revenues decreased by 43.3% to $7,095,803 for the six months ended May 31, 2002 compared to $12,518,743 for the six months ended May 31, 2001. The
Company's  revenue  is  derived  from four principal product lines and services:
System Sales and Maintenance, Telesoft Recovery Services (TRS), STS Outsourcing Programs (STS) and Customized Billing Outsourcing Services (CBS).

      Revenues from System Sales and Maintenance were $1,942,644 for the six months ended May 31, 2002 compared to $3,202,147 for the six months ended May 31, 2001, a decrease of 39.3%. TelMaster sales and maintenance related revenues decreased by $1,224,941, or 45.0%, to $1,499,512 for the six months ended May 31, 2002 compared to $2,724,453 for the six months ended May 31, 2001. During the first half of 2001, TelMaster revenues included $1,076,900 in revenues from the development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. This contract was terminated in April 2001.

     The DCS product revenues were $443,132 and $441,322 during the first half of 2002 and 2001, respectively. The Company expects declining revenues from this product. In December 2000, the Company completed the sale of the RATEX division. RATEX revenues were $36,372 for the six months ended May 31, 2001.

     Revenues from TRS, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 24.5%, or $285,449, to $1,452,287 for the six months ended May 31, 2002 from $1,166,838, for the six months ended May 31, 2001.

     STS Program revenues were $3,452,385 for the six months ended May 31, 2002 compared to $7,702,411 for the six months ended May 31, 2001, a (55.2%) decrease. This decrease was primarily due to market pressure from competing long-distance communications products, including calling cards, wireless services and the Internet. The Company continues to reduce its selling, general and administrative expenses to adjust to the reduction in subscribers, traffic and revenues. The Company expects STS Program revenues to continue to decrease in the 2002-2003 academic year, based on decreases in long distance usage and its customer base.

     For the six months ended May 31, 2002 and 2001, revenues from CBS were $248,487 and $447,347, respectively. This $198,860 decrease was due to the cancellation of two contracts, which contributed combined revenues of $149,000 during the first half of 2001 and an approximate $41,000 decrease in recurring revenues from Qwest Communications.


                 Revenue for the six-month period ended May 31,
                     2002        2001         2000         1999         1998
                  ----------  -----------  -----------  -----------  -----------
Telemanagement    $1,499,512  $ 2,724,453  $ 1,673,692  $ 1,311,235  $   854,140
DCS                  443,132      441,322      611,366      661,226      906,641
RATEX                      -       36,372      577,385      725,775      890,466
                  --------------------------------------------------------------
  System Sales     1,942,644    3,202,147    2,862,443    2,698,236    2,651,247

TRS                1,452,287    1,166,838      431,741          241            -
STS                3,452,385    7,702,411    9,728,487   11,390,479   11,011,644
CBS                  248,487      447,347      484,425      808,474      462,595
Network Services           -            -            -      129,556            -
                  --------------------------------------------------------------

                  $7,095,803  $12,518,743  $13,507,096  $15,026,986  $14,125,486
                  ==============================================================

     Total gross profit decreased 25.5% or $1,593,013, to $4,659,645 for the six months ended May 31, 2002 compared to $6,252,658 for the six months ended May 31, 2001. Cost of goods sold was approximately 55.3% of STS revenues for the six months ended May 31, 2002, compared with 69.3% for the six months ended May 31, 2001. The increased emphasis on fixed fee structures resulted in a more moderate decrease in gross profits of 35.5% compared to the 55.2% decrease in revenues from this division. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 20% and 26% for the six months ended May 31, 2002 and 2001, respectively. This decrease was due to a lower proportion of professional services-related revenue.

     General and administrative expenses decreased by 5.4%, or $292,602, for the six months ended May 31, 2002 to $5,102,640 from $5,395,242 for the six months ended May 31, 2001. While the Company has cut many costs, it did realize an approximate $86,000 increase in bad debt expense as well as an increase in TRS operating expenses. TRS had operating expenses of $1,123,000 and $725,000 during the first half of fiscal 2002 and 2001, respectively. General and administrative expenses as a percentage of gross profit were 109.5% and 86.3% for the first half of fiscal 2002 and 2001, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems increase.

     There was a $152,060 benefit from income taxes for the first half of fiscal 2002 compared to a $362,500 provision for income taxes for the first half of fiscal 2001.

     The first half of fiscal 2002 resulted in a net loss of $280,732 compared to net income of $488,962 in the first half of fiscal 2001.

RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
  (in  thousands  except  per  share  items)

                                      Three months ended May 31, 2002        Three months ended May 31, 2001
                                      -------------------------------        -------------------------------
                                    System                                System
                                    Sales    TRS    STS    CBS    Total    Sales   TRS    STS    CBS    Total
                                   --------  ----  ------  ----  -------  -------  ----  ------  ----  -------
Sales, net                         $   908   $815  $1,755  $122  $3,600   $ 1,798  $598  $3,820  $184  $6,400

Cost of sales                          175     81   1,127     -   1,383       461    51   2,868     -   3,380
                                   --------  ----  ------  ----  -------  -------  ----  ------  ----  -------
Gross profit                           733    734     628   122   2,217     1,337   547     952   184   3,020
                                   --------  ----  ------  ----  -------  -------  ----  ------  ----  -------
General &
  administrative
  expenses:
General                              1,067    588     435    72   2,162     1,165   381     715   126   2,387
Depreciation                             -      3      23     -      26         8     1      28     3      40
Bad debt                                 -     13     100     -     113         -     -     120     -     120
Corporate allocations:
General                                 42     16      22     4      84        44     1      41     1      87
Depreciation                            39      3      20     5      67        44     2      23     6      75
                                   --------  ----  ------  ----  -------  -------  ----  ------  ----  -------
                                     1,148    623     600    81   2,452     1,261   385     927   136   2,709
                                   --------  ----  ------  ----  -------  -------  ----  ------  ----  -------

Operating (loss) income               (415)   111      28    41    (235)       76   162      25    48     311
Other income                                                          6                                     1
                                                                 -------                               -------

Pretax (loss) income                                               (229)                                  312

Income tax provision                                                 60                                  (133)
                                                                 -------                               -------
Net (loss) income                                                $ (169)                               $  179
                                                                 =======                               =======
Diluted earnings (loss) per share                                $(0.12)                               $ 0.13
                                                                 =======                               =======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001

     Revenues decreased by 43.7% to $3,599,871 for the three months ended May 31, 2002 compared to $6,399,724 for the three months ended May 31, 2001. The Company's revenue is derived from four principal product lines and services:
System Sales and Maintenance, Telesoft Recovery Services (TRS), STS Outsourcing Programs (STS) and Customized Billing Outsourcing Services (CBS).

      Revenues from System Sales and Maintenance were $908,056 for the three months ended May 31, 2002 compared to $1,797,642 for the three months ended May 31, 2001, a decrease of 49.5%. TelMaster sales and maintenance related revenues decreased by $847,413, or 55.3%, to $685,740 for the three months ended May 31, 2002 compared to $1,533,153 for the three months ended May 31, 2001. During the second quarter of 2001, TelMaster revenues included $597,956 in revenues from the development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. This contract was terminated in April 2001. The DCS product revenues decreased 16.0%, or $42,173, to $222,316.

      Revenues from TRS, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased 36.3%, or $216,705, to $814,841 for the three months ended May 31, 2002 from $598,136 for the three months ended May 31, 2001.

     STS Program revenues were $1,755,524 for the three months ended May 31, 2002 compared to $3,819,844 for the three months ended May 31, 2001, a 54.0% decrease.

     For the three months ended May 31, 2002 and 2001, revenues from CBS were approximately $121,000 and $184,000, respectively. This approximate $63,000 decrease was due to the cancellation of two contracts, which contributed combined revenues of $44,000 during the second quarter of 2001 and an approximate $19,000 decrease in recurring revenues from Qwest Communications.

                Revenue for the three-month period ended May 31,
                     2002        2001        2000        1999        1998
                  ----------  ----------  ----------  ----------  ----------
Telemanagement    $  685,740  $1,533,153  $  564,737  $  593,563  $  409,352
DCS                  222,316     264,489     239,210     322,284     518,413
RATEX                      -           -     240,276     394,193     395,018
                  ----------------------------------------------------------
  System Sales       908,056   1,797,642   1,044,223   1,310,040   1,322,783
TRS                  814,841     598,136     272,636         241           -
STS                1,755,524   3,819,844   4,936,954   5,572,551   5,555,832
CBS                  121,450     184,102     230,740     263,469     220,093
Network Services           -           -           -      78,088           -
                  ----------------------------------------------------------
                  $3,599,871  $6,399,724  $6,484,553  $7,224,389  $7,098,708
                  ==========================================================

     Total gross profit decreased 26.6%, or $803,037, to $2,216,830 for the three months ended May 31, 2002 compared to $3,019,867 for the three months ended May 31, 2001. Cost of goods sold was approximately 64% of STS revenues for the second quarter of 2002, compared with 75% for the second quarter of 2001. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 19% and 26% for the three months ended May 31, 2002 and 2001, respectively. This decrease was due to a lower proportion of professional services-related revenue.

     General and administrative expenses decreased by 9.6%, or $258,669, for the three months ended May 31, 2002 to $2,451,241 from $2,709,910, for the three months ended May 31, 2001. While the Company has cut many costs, it did realize an increase in TRS operating expenses. TRS had operating expenses of approximately $623,000 and $385,000 during the second quarter of fiscal 2002 and 2001, respectively. General and administrative expenses as a percentage of gross profit were 110.6% and 89.7% for the second quarter of fiscal 2002 and 2001, respectively. The Company expects general and administrative expenses as a percentage of gross profit to decrease over time as revenues for TelMaster systems increase.

     There was a $60,350 benefit from income taxes for the second quarter of fiscal 2002 compared to a $132,000 provision for income taxes for the second quarter of fiscal 2001.

     The second quarter of fiscal 2002 resulted in a net loss of $168,146 compared to net income of $179,456 in the second quarter of fiscal 2001.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Accounts receivable decreased to $3,450,880 as of May 31, 2002 from $4,952,652 as of November 30, 2001 ($2,772,594 and $4,567,380, net of allowance for uncollectibles as of May 31, 2002 and November 30, 2001, respectively). This decrease was primarily due to normal seasonal decline in STS revenues. STS revenues were approximately $1,755,000 and $2,635,000 for the second quarter of 2002 and the fourth quarter of 2001, respectively.

     Accounts payable and accrued liabilities decreased to $1,745,919 as of May 31, 2002 from $2,696,839 as of November 30, 2001. This decrease was attributable to the decline in STS cost of sales.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At May 31, 2002, the Company had cash and cash equivalents of $1,190,348. The Company believes that anticipated cash flows from its business will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

     None.


ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to security holders through the solicitation of proxies or otherwise during the second quarter of fiscal 2002.


ITEM 5.  OTHER  INFORMATION

     Not  applicable.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     NO.     DESCRIPTION                    REFERENCE
             ---     -----------                    ---------

             11      Earnings per common and        Filed herewith
                     common equivalent shares

     (b) There were no reports on Form 8-K filed during the quarter ended May 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TELESOFT  CORP.



                              BY:  /s/   Michael  F.  Zerbib
                                 -------------------------------------
                                 Michael  F.  Zerbib
                                 President, Chief Executive Officer,
                                 Chief Financial Officer,
                                 Treasurer and Director
                                 (and principal accounting officer)

DATED:  July  8,  2002