Form 10QSB
period 2002-08-31
TELESOFT CORP
filed 2002-10-02
CIK 944142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

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

                Yes (X)                          No ( )




At September 25, 2002, the Issuer had outstanding 1,282,883 shares of common stock, no par value.


Transitional Small Business Disclosure Format Yes ( )   No (X)

                                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
          Consolidated Balance Sheets as of August 31, 2002 (unaudited) and
            November 30, 2001                                                              3

          Consolidated Statements of Operations and Consolidated Operations for the
            three and nine month periods ended August 31, 2002 (unaudited) and 2001
            (unaudited)                                                                    4

          Consolidated Statements of Cash Flows for the nine month periods ended
            August 31, 2002 (unaudited) and 2001 (unaudited)                             5 - 6

          Notes to the Consolidated Financial Statements                                   7

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL                               8 - 13
          CONDITION AND RESULTS OF OPERATIONS.

                                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                                              14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                                      14

ITEM 3.   DEFAULTS ON SENIOR SECURITIES.                                                  14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                            14

ITEM 5.   OTHER INFORMATION.                                                              14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                               15

                                        TELESOFT CORP. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEET

                                                                       August 31, 2002    November 30, 2001
                                                                      -----------------  -------------------
                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                             $      1,794,773   $          540,726
Restricted cash                                                                 19,390               19,390
Accounts receivable, net of allowance for uncollectibles of $686,509 and $385,272 at August 31, 2002 and November 30, 2001,
   respectively                                                              1,829,676            4,567,380
Inventory, net                                                                  84,576               83,542
Income taxes receivable                                                        253,791              112,305
Deferred taxes                                                                 308,900              173,400
Other                                                                           82,577              101,589
                                                                      -----------------  -------------------
        Total current assets                                                 4,373,683            5,598,332

Property and equipment, net                                                    787,417            1,032,860
Other                                                                           72,942               94,049
                                                                      -----------------  -------------------
           Total assets                                               $      5,234,042   $        6,725,241
                                                                      =================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                              $      1,363,472   $        2,696,839
Accrued compensation                                                           512,702              307,291
Customer deposits                                                              689,245              473,255
Income taxes payable                                                           114,879              127,519
Deferred revenue                                                               718,133              639,785
                                                                      -----------------  -------------------
        Total current liabilities                                            3,398,431            4,244,689
Deferred taxes                                                                  81,000              116,400
                                                                      -----------------  -------------------
           Total liabilities                                                 3,479,431            4,361,089
                                                                      -----------------  -------------------
Commitments                                                                          -                    -

Stockholders' Equity:
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued and outstanding                                                      -                    -
  Common stock, no par value, 50,000,000 shares authorized;
    1,554,934 and 1,684,934 issued and 1,282,883 and 1,415,833
    outstanding, respectively                                                  830,631              956,731
Retained earnings                                                            1,740,835            2,219,121
                                                                      -----------------  -------------------
                                                                             2,571,466            3,175,852
Less: Treasury stock, 272,051 and 269,101 shares, at cost                     (816,855)            (811,700)
                                                                      -----------------  -------------------
           Total stockholders' equity                                        1,754,611            2,364,152
                                                                      -----------------  -------------------
        Total liabilities and stockholders' equity                    $      5,234,042   $        6,725,241
                                                                      =================  ===================


The Accompanying Notes are a Part of
the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three and nine months ended August 31, 2002 (unaudited) and 2001 (unaudited)

                                                    Three Months Ended August 31,        Nine Months Ended August 31,
                                                       2002            2001(1)            2002            2001(1)
                                                  --------------  ------------------  -------------  ------------------
Sales, net                                        $   2,183,446   $       2,867,114   $  9,279,249   $      15,385,857
Cost of sales                                           311,176             819,376      2,747,334           7,085,461
                                                  ----------------------------------  ---------------------------------
Gross profit                                          1,872,270           2,047,738      6,531,915           8,300,396
General and administrative expenses                   2,179,845           2,592,531      7,282,485           7,987,773
                                                  ----------------------------------  ---------------------------------
Operating income (loss)                                (307,575)           (544,793)      (750,570)            312,623
                                                  ----------------------------------  ---------------------------------
Other income (expense):
  Interest income                                         5,769              10,885         17,193              32,496
  Interest expense                                            -             (10,036)        (1,457)            (38,786)
  Other income                                            3,112                  50          3,348               1,235
                                                  ----------------------------------  ---------------------------------
                                                          8,881                 899         19,084              (5,055)
                                                  ----------------------------------  ---------------------------------
Income (loss) before provision for income taxes        (298,694)           (543,894)      (731,486)            307,568
Benefit (provision) for income taxes                    101,140             229,500        253,200            (133,000)
                                                  ----------------------------------  ---------------------------------
Net and comprehensive income (loss)               $    (197,554)  $        (314,394)  $   (478,286)  $         174,568
                                                  ==================================  =================================
Earnings (loss) per share

  Basic                                           $       (0.14)  $           (0.22)  $      (0.34)  $            0.13
                                                  ==================================  =================================
  Diluted                                         $       (0.14)  $           (0.22)  $      (0.34)  $            0.12
                                                  ==================================  =================================
Weighted average number of shares outstanding

  Basic                                               1,380,383           1,415,833      1,403,761           1,392,758
                                                  ==================================  =================================
  Diluted                                             1,380,383           1,415,833      1,403,761           1,400,632
                                                  ==================================  =================================


(1) As restated for comparative purposes only.



The Accompanying Notes are a Part of
the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended August 31, 2002(unaudited) and 2001 (unaudited)

                                                       2002           2001
                                                   -------------  -------------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
   Cash received from customers                    $ 12,019,328   $ 18,008,101
   Cash paid to suppliers and employees             (10,664,534)   (16,110,274)
   Interest paid                                         (1,457)       (38,786)
   Interest received                                     17,193         32,496
   Income tax refund                                     36,246        220,043
   Income taxes paid                                   (108,072)      (183,137)
                                                   -------------  -------------
     Net cash provided by operating activities        1,298,704      1,928,443
                                                   -------------  -------------

Cash flows from investing activities:
   Purchase of property and equipment                   (43,547)       (49,684)
   Cash received from sale of fixed assets                4,045         44,434
                                                   -------------  -------------
     Net cash used by investing activities              (39,502)        (5,250)
                                                   -------------  -------------

Cash flows from financing activities:
   Purchases of treasury stock                           (5,155)      (146,575)
   Proceeds from debt - related parties                       -        300,000
   Repayment of debt - related parties                        -     (1,375,000)
                                                   -------------  -------------
     Net cash used in financing activities               (5,155)    (1,221,575)
                                                   -------------  -------------
Net increase in cash and cash equivalents             1,254,047        701,618

Cash and cash equivalents at beginning of period        540,726         41,434
                                                   -------------  -------------
Cash and cash equivalents at end of period         $  1,794,773   $    743,052
                                                   =============  =============


Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended August 31, 2001, the Company issued 130,000 shares of its common stock to Telesoft Recovery Corp. executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031. During the nine months ended August 31, 2002, all 130,000 shares of the Company's common stock were returned and retired. Deferred compensation in the amount of $126,100 has been recorded in connection with this transaction, based upon the fair market value of the Company's stock.



The Accompanying Notes are a Part of
the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended August 31, 2002(unaudited) and 2001 (unaudited)


                                                        2002          2001
                                                    ------------  ------------
Reconciliation of net income (loss) to net cash
  provided by operating activities:

Net income (loss)                                   $  (478,286)  $   174,568
                                                    ------------  ------------
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                        288,262       345,982
   Gain on sale of fixed assets                          (3,317)       (1,235)
   Stock compensation                                  (126,100)      145,031

Changes in assets and liabilities:
   Accounts receivable, net                           2,737,704     3,395,475
   Inventory                                             (1,034)       81,345
   Other current assets                                  19,012       (18,920)
   Deferred taxes, net                                 (170,900)      (78,400)
   Other assets                                          21,107        19,368
   Accounts payable and accrued liabilities          (1,333,367)   (2,412,134)
   Customer deposits                                    215,990       270,432
   Accrued compensation                                 205,411       309,467
   Deferred revenue                                      78,348      (550,842)
   Income taxes payable                                 (12,640)      (44,867)
   Income taxes receivable                             (141,486)      293,173
                                                    ------------  ------------
                                                      1,776,990     1,753,875
                                                    ------------  ------------
Net cash provided by operating activities           $ 1,298,704   $ 1,928,443
                                                    ============  ============



The Accompanying Notes are a Part of
the Consolidated Financial Statements.

TELESOFT  CORP.  AND  SUBSIDIARY
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
For the nine month periods ended August 31, 2002 and 2001

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Basis  of  Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited year-end financial statements. In the opinion of management, all adjustments consisting of recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending November 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended November 30, 2001.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Telesoft Corp., together with its wholly owned subsidiary, Telesoft Recovery Corp.

     All significant intercompany accounts and transactions have been eliminated.

2.   STOCKHOLDERS'  EQUITY

     Treasury  Stock

     During the nine months ended August 31, 2002 and 2001, the Company repurchased 2,950 and 90,995 shares of its common stock for $5,155 and $146,575, respectively.

     Common  Stock

     During the nine months ended August 31, 2001, the Company issued an aggregate of 130,000 shares of its common stock to two TRC executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031. The Company has expensed the total amount of the stock issuance. During the quarter ended August 31, 2002, their employment agreements were amended to require the executives to return all 130,000 shares of the Company's common stock back to the Company in consideration for cash compensation based upon a percentage of TRC earnings. The common stock was valued at $126,100 upon the return, based upon the fair market value of Company's stock on that date. The stock was retired upon its return.

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

     During the nine months ended August 31, 2001, interest expense in connection with these notes was $36,169. These loans were paid in full prior to November 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF OPERATIONS BY PRODUCT LINE FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001
(IN  THOUSANDS  EXCEPT  PER  SHARE  ITEMS)


                                         Nine months ended August 31, 2002           Nine months ended August 31, 2001
                                    ------------------------------------------  ------------------------------------------
                                     System                                      System
                                     Sales      TRS      STS     CBS    Total    Sales     TRS      STS     CBS    Total
                                    --------------------------------------------------------------------------------------
Sales, net                          $ 2,819   $2,378   $3,738   $ 344  $9,279   $ 4,607   $1,797  $8,249   $ 733  $15,386

Cost of sales                           536      238    1,973       -   2,747     1,107      153   5,821       5    7,086
                                    --------  -------  -------  -----  -------  --------  ------  -------  -----  --------
Gross profit                          2,283    2,140    1,765     344   6,532     3,500    1,644   2,428     728    8,300
                                    --------  -------  -------  -----  -------  --------  ------  -------  -----  --------
General & administrative
  expenses:
General                               3,195    1,699    1,365     212   6,471     3,564    1,148   2,098     364    7,174
Depreciation                              -        8       69       -      77        28        3      84       9      124
Bad debt                                  -       22      270       -     292         1        1     221       -      223
Corporate allocations:
General                                 123       46       62       8     239       122        2     115       5      244
Depreciation                            126        7       56      14     203       133        6      66      17      222
                                    --------  -------  -------  -----  -------  --------  ------  -------  -----  --------
                                      3,444    1,782    1,822     234    (750)    3,848    1,160   2,584     395    7,987
                                    --------  -------  -------  -----  -------  --------  ------  -------  -----  --------

Operating income (loss)              (1,161)     358      (57)    110    (750)     (348)     484    (156)    333      313
                                              -------  -------  -----
Other income (expense)                                                     19                                          (5)
                                                                       -------                                    --------

Pretax (loss) income                                                     (731)                                        308

Income tax provision                                                      253                                        (133)
                                                                       -------                                    --------

Net (loss) income                                                      $ (478)                                    $   175
                                                                       =======                                    ========
Diluted (loss) earnings per share

                                                                       $(0.34)                                    $  0.12
                                                                       =======                                    ========


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001

     Revenues decreased by $6,106,608, or 39.7%, to $9,279,249 for the nine months ended August 31, 2002 compared to $15,385,857 for the nine months ended August 31, 2001. The Company's revenues are derived from four principal product lines and services: System Sales and Maintenance, Telesoft Recovery Services
(TRS), STS Outsourcing Programs (STS) and Customized Billing Outsourcing Services (CBS). System Sales and Maintenance includes two principal products:
TelMaster  and  DCS.

     Revenues from System Sales and Maintenance were $2,819,140 for the nine months ended August 31, 2002 compared to $4,606,961 for the nine months ended
August 31, 2001, a 38.8% decrease. TelMaster sales and maintenance related revenues decreased by $1,643,944, or 43.0%, to $2,180,025 for the nine months ended August 31, 2002 compared to $3,823,969 for the nine months ended August 31, 2001. During the nine months ended August 31, 2001, TelMaster revenues included $1,076,900 in revenues from the development of a custom convergence billing, reporting and support system for Pacific Bell and MCI customer care services for the State of California's CALNET contract. This contract was terminated in April 2001. Also contributing to this drastic decrease in revenues is a general freeze in corporate budgets. As of the date of this quarterly report, we are seeing an improved sales pipeline, but closing sales remains challenging. Management intends to make additional expense cuts should sales fail to materialize in the foreseeable future.

     The DCS product revenues were $639,115 for the nine months ended August 31, 2002 compared to $746,620 for the nine months ended August 31, 2001. The Company expects declining revenues from this product. In December 2000, the Company completed the sale of the RATEX division. RATEX revenues were $36,372 for the nine months ended August 31, 2001.

     TRS revenues, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased by $581,089, or 32.3%, to $2,377,942 for the nine months ended August 31, 2002 from $1,796,853 for the nine months ended August 31, 2001.

     STS Program revenues decreased by $4,511,482, or 54.7%, to $3,737,955 for the nine months ended August 31, 2002 compared to $8,249,437 for the nine months ended August 31, 2001. This decrease was primarily due to market pressure from competing long-distance communications products, including wireless services and the Internet. The Company continues to reduce its selling, general and administrative expenses to adjust to the decline in subscribers, traffic and revenues. The Company expects STS Program revenues to continue to decrease in the 2002-2003 academic year, based on decreases in long distance usage and its customer base.

     CBS revenues were $344,212 for the nine months ended August 31, 2002 compared to $732,606 for the nine months ended August 31, 2001. This $388,394 decrease was due to the cancellation of two contracts, which contributed combined revenues of $198,000 during the nine months ended August 31, 2001, and an approximate $182,000 decrease in recurring revenues resulting from the cancellation of the Company's CBS contract with Qwest Communications effective July 31, 2002.

               Revenue for the nine-month period ended August 31,
                     2002        2001         2000         1999         1998
                  ----------  -----------  -----------  -----------  -----------
TelMaster         $2,180,025  $ 3,823,969  $ 2,775,230  $ 2,157,208  $ 1,057,028
DCS                  639,115      746,620      894,828    1,040,532    1,223,142
RATEX                      -       36,372      869,562    1,717,340    2,101,899
                  --------------------------------------------------------------
  System Sales     2,819,140    4,606,961    4,539,620    4,915,080    4,382,069

TRS                2,377,942    1,796,853      835,031       50,014            -
STS                3,737,955    8,249,437   10,517,725   12,689,765   12,252,518
CBS                  344,212      732,606      730,564    1,172,502      996,036
Network Services           -            -            -      165,435            -
                  --------------------------------------------------------------

                  $9,279,249  $15,385,857  $16,622,940  $18,992,796  $17,630,623
                  ==============================================================


     Total gross profit decreased by $1,768,481, or 21.3%, to $6,531,915 for the nine months ended August 31, 2002 compared to $8,300,396 for the nine months ended August 31, 2001. Cost of goods sold was approximately 52.8% of STS revenues for the nine months ended August 31, 2002, compared to 70.6% for the nine months ended August 31, 2001. The increased emphasis on fixed fee structures resulted in a more moderate 27.3% decrease in gross profits compared to the 54.7% decrease in revenues from this division. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 19% and 24% for the nine months ended August 31, 2002 and 2001, respectively. This decrease was due to a lower proportion of professional services-related revenue.

     General and administrative expenses decreased by $705,288, or 8.8%, to $7,282,485 for the nine months ended August 31, 2002 from $7,987,773 for the nine months ended August 31, 2001. While the Company has cut many costs, it did realize an approximate $70,000 increase in bad debt expense as well as an increase in TRS operating expenses. TRS had operating expenses of $1,782,000 for the nine months ended August 31, 2002 compared to $1,160,000 for the nine months ended August 31, 2001. General and administrative expenses as a percentage of gross profit were 111.5% and 96.2% for the nine months ended August 31, 2002 and 2001, respectively.

     There was a $253,200 benefit from income taxes for the nine months ended August 31, 2002 compared to a $133,000 provision for income taxes for the nine months ended August 31, 2001.

     The first three quarters of fiscal 2002 resulted in a net loss of $478,286 compared to net income of $174,568 in the first three quarters of fiscal 2001.

RESULTS OF OPERATIONS BY PRODUCT LINE FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(in thousands except per share items)


                                      Three months ended August 31, 2002        Three months ended August 31, 2001
                                      ----------------------------------        ----------------------------------
                                    System                                    System
                                    Sales    TRS    STS      CBS     Total    Sales    TRS    STS      CBS     Total
                                   ----------------------------------------------------------------------------------
Sales, net                         $   876   $926  $ 286   $   95   $2,183   $ 1,404   $630  $ 547   $  286   $2,867
Cost of sales                          156     93     62        -      311       279     53    484        3      819
                                   --------  ----  ------  -------  -------  --------  ----  ------  -------  -------
Gross profit                           720    833    224       95    1,872     1,125    577     63      283    2,048
                                   --------  ----  ------  -------  -------  --------  ----  ------  -------  -------
General &
  administrative
  expenses:
General                                951    638    371       56    2,016     1,135    432    690      120    2,377
Depreciation                             -      3     23        -       26         8      1     28        3       40
Bad debt                                 -      1      7        -        8         1      1     24        -       26
Corporate allocations:
General                                 33     15     13        1       62        38      -     36        2       76
Depreciation                            46      2     16        3       67        45      2     21        6       74
                                   --------  ----  ------  -------  -------  --------  ----  ------  -------  -------
                                     1,030    659    430       60    2,179     1,227    436    799      131    2,593
                                   --------  ----  ------  -------  -------  --------  ----  ------  -------  -------

Operating (loss) income               (310)   174   (206)      35     (307)     (102)   141   (736)     152     (545)

Other income                                                             9                                         1
                                                                    -------                                   -------

Pretax (loss) income                                                  (298)                                     (544)

Income tax provision                                                   101                                       230
                                                                    -------                                   -------

Net (loss) income                                                   $ (197)                                    ($314)
                                                                    =======                                   =======
Diluted earnings (loss) per share
                                                                    $(0.14)                                   $(0.22)
                                                                    =======                                   =======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

     Revenues decreased by $683,668, or 23.8%, to $2,183,446 for the three months ended August 31, 2002 compared to $2,867,114 for the three months ended August 31, 2001. The Company's revenue is derived from four principal product lines and services: System Sales and Maintenance, Telesoft Recovery Services
(TRS), STS Outsourcing Programs (STS) and Customized Billing Outsourcing Services (CBS). System Sales and Maintenance includes two principal products:
TelMaster  and  DCS.

     Revenues from System Sales and Maintenance were $876,496 for the three months ended August 31, 2002 compared to $1,404,814 for the three months ended August 31, 2001, a 37.6% decrease. TelMaster sales and maintenance related revenues decreased by $419,003, or 38.1%, to $680,513 for the three months ended August 31, 2002 compared to $1,099,516 for the three months ended August 31, 2001. This decrease is related to a significant reduction in information technology spending by corporations and government entities based on the current status of the economy. DCS product revenues decreased by $109,315, or 35.8%, to $195,983 for the three months ended August 31, 2002 compared to $305,298 for the three months ended August 31, 2001. This decrease was due to decreased demand for this text-based software. The DCS segment is expected to continue to decrease over time.

     TRS revenues, which are generated through the Company's wholly-owned subsidiary, Telesoft Recovery Corp., increased by $295,640, or 46.9%, to $925,655 for the three months ended August 31, 2002 from $630,015 for the three months ended August 31, 2001.

     STS Program revenues decreased by $261,456, or 47.8%, to $285,570 for the three months ended August 31, 2002 compared to $547,026 for the three months ended August 31, 2001. This decrease was primarily due to market pressure from competing long-distance communications products, including calling cards, wireless services and the Internet. The Company continues to reduce its selling, general and administrative expenses to adjust to the reduction in subscribers, traffic and revenues. The Company expects STS Program revenues to continue to decrease in the 2002-2003 academic year, based on decreases in long distance usage and its customer base.

     CBS revenues were $95,725 for the three months ended August 31, 2002 compared to $285,259 for the three months ended August 31, 2001. This approximate $189,000 decrease was due to the cancellation of two contracts, which contributed combined revenues of $48,000 during the third quarter of 2001 and an approximate $140,000 decrease in recurring revenues resulting from the cancellation of the Company's CBS contract with Qwest Communications effective July 31, 2002.

               Revenue for the three-month period ended August 31,
                      2002        2001        2000        1999        1998
                   ----------  ----------  ----------  ----------  ----------
TelMaster          $  680,513  $1,099,516  $1,101,538  $  993,973  $  202,888
DCS                   195,983     305,298     283,462     379,306     316,500
RATEX                       -           -     292,177     991,565   1,211,434
                   ----------------------------------------------------------
  System Sales        876,496   1,404,814   1,677,177   2,364,844   1,730,822
TRS                   925,655     630,015     403,290      49,773           -
STS                   285,570     547,026     789,238   1,299,286   1,240,874
CBS                    95,725     285,259     246,139     216,028     533,441
Network Services            -           -           -      35,879           -
                   ----------------------------------------------------------

                   $2,183,446  $2,867,114  $3,115,844  $3,965,810  $3,505,137
                   ==========================================================

     Total gross profit decreased by $175,468, or 8.6%, to $1,872,270 for the three months ended August 31, 2002 compared to $2,047,738 for the three months ended August 31, 2001. Cost of goods sold as a percentage of System Sales and Maintenance revenues were approximately 17.8% and 19.8% for the three months ended August 31, 2002 and 2001, respectively. This decrease was due to a lower proportion of professional services-related revenue.

     STS cost of goods sold was approximately 22% of STS revenues for the third quarter of 2002, compared with 88% for the third quarter of 2001. The significant decrease was due to $100,000 in additional revenues recognized in the quarter, and a $50,000 decrease in accrued expenses at the end of the quarter. It has been the Company's had practice to accrue a revenue contingency related to billing issues each quarter. During the current quarter, an STS customer agreed to reimburse the Company for a portion of this contingency, or approximately $100,000. As a result, the Company has reversed $100,000 of the revenue contingency related to this issue. This has increased gross profit by $100,000. At the end of each reporting period, the Company estimates and accrues for the amount due to long distance carriers and the commissions due to STS customers. These estimates are based on the information available at the time of reporting, as actual amounts are not known until a few months after financial reporting. Due to a significant decrease in the number of customers, the Company has reduced the accruals by $50,000 during the current quarter. This has decreased cost of goods sold by $50,000 and increased gross profit by $50,000.

     General and administrative expenses decreased by $412,686, or 15.9%, to $2,179,845 for the quarter ended August 31, 2002 from $2,592,531 for the quarter ended August 31, 2001. While the Company has cut costs, it did realize an increase in TRS operating expenses. TRS had operating expenses of approximately $659,000 during the third quarter of fiscal 2002 compared to $436,000 during the third quarter of fiscal 2001. General and administrative expenses as a percentage of gross profit were 116.4% and 126.6% for the third quarter of fiscal 2002 and 2001, respectively.

     There was a $101,140 benefit from income taxes for the third quarter of fiscal 2002 compared to a $229,500 benefit from income taxes for the third quarter of fiscal 2001.

     The third quarter of fiscal 2002 resulted in a net loss of $197,554 compared to a net loss of $314,394 in the third quarter of fiscal 2001.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     Accounts receivable decreased to $2,516,184 as of August 31, 2002 from $4,952,652 as of November 30, 2001 ($1,829,676 and $4,567,380, net of allowance for uncollectibles as of August 31, 2002 and November 30, 2001, respectively). This decrease was primarily due to normal seasonal decline in STS revenues as well as the significant contraction of the STS business and collection of TelMaster receivables as systems become fully implemented. STS revenues were approximately $286,000 and $2,635,000 for the third quarter of 2002 and the fourth quarter of 2001, respectively.

     Accounts payable and accrued liabilities decreased to $1,363,472 as of August 31, 2002 from $2,696,839 as of November 30, 2001. This decrease was attributable to the decline in STS cost of sales.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At August 31, 2002, the Company had cash and cash equivalents of $1,794,773. The Company believes that anticipated cash flows from its business will be adequate to supply currently anticipated operating requirements for the Company for the next 12 months. However, there can be no assurance that the Company will not require additional funding within this time frame. The Company may be required to raise additional funds through public or private financing, strategic relationships, or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders.

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

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     Based on the evaluation conducted by Michael F. Zerbib, the Company's President, CEO, Treasurer and CFO, as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Mr. Zerbib concluded that, as of the Evaluation Date, (i) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (ii) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and
(iii)  no  corrective  actions  were  required  to  be  taken.

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

     None.


ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

     None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to security holders through the solicitation of proxies or otherwise during the third quarter of fiscal 2002.


ITEM  5.  OTHER  INFORMATION

     On July 17, 2002, the Nasdaq Stock Market advised the Company that the Company's common stock had not maintained a minimum market value of publicly held shares of $1,000,000 for 30 consecutive business days and the common stock was subject to delisting from the Nasdaq SmallCap Market if the minimum market value of publicly held shares did not reach $1,000,000 for ten consecutive business days by October 15, 2002.

     In February 2001, the Company issued an aggregate of 130,000 shares of its common stock to two TRC executives. This stock issuance was made in connection with their employment agreements in lieu of cash compensation in the amount of $145,031. The Company has expensed the total amount of the stock issuance. In August 2002, their employment agreements were amended to require the executives to return all 130,000 shares of the Company's common stock back to the Company in consideration for cash compensation based upon a percentage of TRC earnings. Deferred compensation in the amount of $126,100, and a corresponding decrease in capital stock was recorded in connection with the return and retirement of the Company's stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  NO.  DESCRIPTION                                       REFERENCE
          --   -----------                                       ---------

          11   Earnings per common and common equivalent shares   Filed herewith


     (b) There were no reports on Form 8-K filed during the quarter ended August 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELESOFT CORP.



                                          BY:     /s/  Michael F. Zerbib
                                             -----------------------------------
                                             Michael F. Zerbib
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, Treasurer
                                             and Director
                                             (and principal accounting officer)

DATED:  September 30, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Telesoft Corp. (the "Company") on Form 10-QSB for the period ended August 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  September 30, 2002                        /s/  Michael F. Zerbib
                                               ---------------------------------
                                               Michael F. Zerbib
                                               President, CEO, Treasurer and CFO
                                               (principal executive officer and
                                               principal financial officer)

                                  CERTIFICATION

I, Michael F. Zerbib, President, CEO, Treasurer and CFO of Telesoft Corp., certify that:

1.   I  have  reviewed  this  quarterly report on Form 10-QSB of Telesoft Corp.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 30, 2002                        /s/  Michael F. Zerbib
                                               ---------------------------------
                                               Michael F. Zerbib
                                               President, CEO, Treasurer and CFO
                                               (principal executive officer and
                                               principal financial officer)